Form 10-Q
period 2016-03-31
AREM PACIFIC Corp
filed 2016-06-01
CIK 1435812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-207099

Arem Pacific Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	80000
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)

247 Mount Pleasant Road Nunawading, Victoria Australia 3131 (Address of principal executive offices)

+61 433-783588
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes þ       No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Large accelerated filer o	Non-accelerated filer o	Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes o     No þ

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   228,003,081 common shares issued and outstanding as of May 20, 2016.

AREM PACIFIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART 1.

FINANCIAL INFORMATION

2

ITEM 1.

FINANCIAL STATEMENTS

2

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

16

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK.

20

ITEM 4.

CONTROLS AND PROCEDURES

20

PART II.

OTHER INFORMATION

20

ITEM 1.

LEGAL PROCEEDINGS

20

ITEM 1A.

RISK FACTORS

20

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

20

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

21

ITEM 4.

MINE SAFETY DISCLOSURES

21

ITEM 5.

OTHER INFORMATION

21

ITEM 6.

EXHIBITS

21

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

AREM PACIFIC CORPORATION Condensed Consolidated Balance Sheets As at March 31, 2016 and June 30, 2015
		As at March 31	As at June 30
	Note	2016	2015
		(unaudited)	(audited)
Assets
Cash and cash equivalents	4	$ 18,131	$ 55,609
Other assets	5	32,105	32,201
Other receivables	6	7,408	19,042
Total current assets		57,644	106,852

Property, plant and equipment, net of accumulated depreciation and amortization	7	69,525	96,792
Total non-current assets		69,525	96,792
Total assets		$ 127,169	$ 203,644

Liabilities and Stockholders’ Equity/(Deficit)

Liabilities
Payroll taxes		$ 653	$ 28,107
Accrued and other liabilities	8	15,740	32,906
Borrowings	9	126,603	166,919
Total current liabilities		142,996	227,932
Total liabilities		142,996	227,932

Equity
Common stock, $0.000001 par value, 500,000,000 shares authorized and 228,003,081 shares issued and outstanding, respectively		211	211
Additional paid in capital		157,150	157,150
Other comprehensive earnings	10	51,807	49,455
Accumulated losses		(224,995)	(231,104)
Total stockholders’ equity/(deficit)		(15,827)	(24,288)
Total liabilities and stockholders’ equity/(deficit)		$ 127,169	$ 203,644

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

AREM PACIFIC CORPORATION Condensed Consolidated Statement of Operations
		For the 3 months ended March 31		For the 9 months ended March 31

	Note	2016	2015	2016	2015
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue		$ 62,342	$ 118,744	$ 254,262	$ 381,993

Operating expenses
Payroll and employee related expense		26,654	68,387	113,899	247,662
Occupancy expenses		16,624	33,075	67,422	96,676
Depreciation expense		1,951	3,762	6,579	12,850
Marketing expenses		-	-	-	50,963
General and administrative expenses		13,308	37,012	40,179	51,381
Total operating expenses		58,537	142,236	228,079	459,532

Income/(loss) from operations		3,805	(23,492)	26,183	(77,539)

Other income/(expenses)
Loss on assets disposal		(20,688)	(5,447)	(20,688)	(17,172)
Interest income		203	414	614	1,083
Total other expenses		(20,485)	(5,033)	(20,074)	(16,089)

Income/(loss) from continuing operations before income tax expenses		(16,680)	(28,525)	6,109	(93,628)

Income tax expense	11	-	-	-	-

Net income/(loss) after income tax expense for the period		(16,680)	(28,525)	6,109	(93,628)

Other comprehensive income
Exchange differences arising on translation of foreign operations		(3,911)	34,003	2,352	34,540
Other comprehensive income		(3,911)	34,003	2,352	34,540

Total comprehensive income/(loss) for the period		$ (20,591)	$ 5,478	$ 8,461	$ (59,088)

Net income/(loss) per share
Basic and diluted		-	-	-	-

Weighted average number of common stock outstanding
Basic and diluted		228,003,081	168,654,543	228,003,081	148,724,395

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the nine months ended March 31, 2016 and 2015

AREM PACIFIC CORPORATION Condensed Consolidated Statement of Changes in Stockholders’ Equity/(Deficit) For the nine months ended March 31, 2016
	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Earnings	Accumulated Losses	Total Equity/(Deficit)

Balance at June 30, 2015	228,003,081	$ 211	$ 157,150	$ 49,455	$ (231,104)	$ (24,288)

Net income after income tax expense for the period (unaudited)	-	-	-	-	6,109	6,109
Net other comprehensive income (unaudited)	-	-	-	2,352	-	2,352
Total comprehensive income for the period (unaudited)	-	-	-	2,352	6,109	8,461

Balance at March 31, 2016	228,003,081	$ 211	$ 157,150	$ 51,807	$ (224,995)	$ (15,827)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the nine months ended March 31, 2016 and 2015

AREM PACIFIC CORPORATION Condensed Consolidated Statement of Cash Flows For the nine months ended March 31, 2016 and 2015
	For the 9 months ended March 31
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income/(loss)	$ 6,109	$ (93,628)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	6,579	12,850
Loss on assets disposal	20,688	17,172
Expenses paid by share issued	-	84,448
Net changes in operating assets and liabilities
Decrease in other receivable	10,926	135
(Decrease)/increase in other payable and accrued liabilities	(41,938)	4,413
Net cash provided by operating activities	2,364	25,390
Cash flows from investing activities
Proceeds from property, plant and equipment disposal	-	10,285
Net cash provided by investing activities	-	10,285
Cash flows from financing activities
Debt repayments	(37,577)	(17,145)
Net cash used in financing activities	(37,577)	(17,145)
Effect of exchange rate changes on cash and cash equivalents	(2,265)	(7,822)
Net (decrease)/increase in cash and cash equivalents	(37,478)	10,708
Cash and cash equivalents at the beginning of period	55,609	29,673
Cash and cash equivalents at the end of period	$ 18,131	$ 40,381

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the nine months ended March 31, 2016 and 2015

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1

Nature of Operations

Diversified Mortgage Workout Corporation was formed on June 10, 2008 and was initially a development stage corporation registered in Delaware targeting acquisition in the real estate industry. On August 8, 2013 Diversified Mortgage Workout Corporation acquired Arem Pacific Corporation, an Arizona company, and subsequently changed its name to Arem Pacific Corporation (a Delaware corporation) (the “Company”). The acquisition of Arem Pacific Corporation (Arizona) was accounted for as a reverse acquisition.

After the completion of the reverse acquisition Arem Pacific Corporation (Delaware) changed the focus of its business to holistic health services and conducts its operations of two outlets in Australia (Victoria) through Arem Pacific Corporation (Arizona) and its wholly owned subsidiary Sanyi Group Pty Ltd, an Australia operation, which was acquired by Arem Pacific Corporation (Arizona) on June 30, 2012. The lease of one of the outlets in Chirnside Park, Australia (Victoria) was not continued and the operation was ceased subsequent to the end of the reporting period.

Unless the context indicates otherwise, the term “Group” as used herein includes Arem Pacific Corporation (Delaware), Arem Pacific Corporation (Arizona) and Sanyi Group Pty Ltd.

1.2

Reverse Acquisition

A reverse acquisition occurs when the acquirer is the entity whose equity interests have been acquired and the issuing entity is the acquiree. Although legally the issuing entity is regarded as the parent and the private entity is regarded as the subsidiary, the legal subsidiary is the acquirer if it has the power to govern the financial and operating policies of the legal parent so as to obtain benefits from its activities.

In a reverse acquisition involving only the exchange of equity, the fair value of the equity of the accounting acquiree may be used to measure consideration transferred if the value of the accounting acquiree’s equity interests are more reliably measurable than the value of the accounting acquirer’s equity interest.

On August 8, 2013, pursuant to the terms of a Stock Exchange Agreement, Diversified Mortgage Workout Corporation acquired all of the issued and outstanding shares of common stock of Arem Pacific Corporation, an Arizona company, in exchange for the issuance of 107,328,150 newly issued shares of Diversified Mortgage Workout Corporation common stock to the shareholders of Arem Pacific Corporation (Arizona). This acquisition resulted in Arem Pacific Corporation (Arizona) becoming a wholly-owned subsidiary of Diversified Mortgage Workout Corporation. Subsequent to the acquisition, Diversified Mortgage Workout Corporation changed its name to Arem Pacific Corporation. This transaction is reflected as a recapitalization, and it’s accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Group as the legal acquirer are those of the accounting acquirer, Arem Pacific Corporation (Arizona). The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the shares of common stock issued to the former Arem Pacific Corporation (Arizona) stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.

1.3

Basis of Accounting

The accompanying financial statements include the accounts of Arem Pacific Corporation (Arizona) and its wholly owned subsidiary Sanyi Group Pty Ltd which is a company domiciled in Australia. These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X published by the US Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the prior period net income, accumulated deficit, net assets, or total shareholders' deficit. The Group has evaluated events or transactions through the date of issuance of this report in conjunction with the preparation of these consolidated financial statements. All amounts presented are in US dollars, unless otherwise noted.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the nine months ended March 31, 2016 and 2015

The financial statements, except for cash flow information, have been prepared on an accruals basis and are based on historical costs, modified, where applicable, by the measurement at fair value of selected non-current assets, financial assets and financial liabilities. The amounts presented in the financial statements have been rounded to the nearest dollar.

1.4

Going Concern Basis

The financial statements have been prepared on the going concern basis, which assumes continuity of normal business activities and the realisation of assets and the settlement of liabilities in the ordinary course of business.

At March 31, 2016 the Group had a current asset deficiency of $85,832 and net asset deficiency of $15,827 (June 30, 2015 current asset deficiency of $121,080 and net asset deficiency $24,288). The Group reported an after tax income of $6,109 for the nine months ended March 31, 2016 (March 31, 2015 loss: $93,628).

Despite the current asset deficiency, the Group has prepared the financial statements on a going concern basis that contemplates the continuity of normal business activity, realisation of assets and settlement of liabilities at the amounts recorded in the financial statements in the ordinary course of business.

The Group believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)

As at March 31, 2016, $126,603 of the borrowings was owed to Xin Jin, a significant shareholder and an officer of the Company and the Director of its wholly owned subsidiary Sanyi Group Pty Ltd.

(ii)

The Directors of the Company have received a Letter of Support from Xin Jin, in which he offers to provide continuing financial support to Sanyi Group Pty Ltd to enable it to meet its liabilities as and when they become due and payable for a period of not less than 13 months from March 31, 2016. The loan of $126,603 as at March 31, 2016 to Sanyi Group Pty Ltd will not be called upon without giving at least 13 months’ notice.

If the Group is unable to continue as a going concern it may be required to realise its assets and extinguish its liabilities other than in the ordinary course of business at amounts different from those stated in the financial statements.

The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Group not continue as a going concern.

1.5

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

1.6

Foreign Currency Translation

The functional currency of our foreign subsidiary is its local currency. Assets and liabilities of the foreign subsidiary are translated into US dollars at period-end exchange rates, stockholders’ equity is translated at the historical rates and the consolidated statement of operations and cash flows are translated at average exchange rates during the reporting periods. Resulting translation adjustments are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. A component of accumulated other comprehensive income will be released into income when the Group executes a partial or complete sale of an investment in a foreign subsidiary or a group of assets of a foreign subsidiary considered a business and/or when the Group no longer holds a controlling financial interest in a foreign subsidiary or group of assets of a foreign subsidiary considered a business.

Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in foreign currency transaction gains and losses that are reflected in results of operations as unrealized (based on period end translation) and realized (upon settlement of the transactions) and reported under other general expenses in the consolidated statement of operations.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the nine months ended March 31, 2016 and 2015

1.7

Cash and Cash Equivalents and Concentration of Credit Risk

The Group considers all highly liquid short term investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short term nature of these instruments.

The Group's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held in several Australian bank accounts and time deposit accounts. The Group regularly assesses the level of credit risk we are exposed to and whether there are better ways of managing credit risk. The Group invests its cash and cash equivalents with reputable financial institutions. The Group has not incurred any losses related to these deposits.

1.8

Accounts Receivable

The collectability of accounts receivable is continuously monitored and analysed based upon historical experience. The use of judgment is required to establish a provision for allowance for doubtful accounts for specific customer collection issues identified. The allowance for doubtful accounts was $0 as of March 31, 2016 and June 30, 2015 respectively.

1.9

 Property and Equipment

Property and equipment are recorded at cost. Costs of renewal and improvements that substantially extend the useful lives of assets are capitalised. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from two to ten years.

Derecognition

An item of plant and equipment is derecognised upon disposal or when no further economic benefits are expected from its use or disposal.

1.10

 Leases

Leases of fixed assets, where substantially all the risks and benefits incidental to the ownership of the asset – but not the legal ownership – are transferred to entities in the consolidated group, are classified as finance leases.

Finance leases are capitalised by recognising an asset and a liability at the lower of the amounts equal to the fair value of the leased property or the present value of the minimum lease payments, including any guaranteed residual values. Lease payments are allocated between the reduction of the lease liability and the lease interest expense for the period.

Leased assets are depreciated on a straight-line basis over the shorter of their estimated useful lives or the lease term.

Lease payments for operating leases, where substantially all the risks and benefits remain with the lessor, are recognised as expenses on a straight-line basis over the lease term.

1.11

Payables

Payables are carried at amortised cost and, due to their short-term nature, they are not discounted. They represent liabilities for goods and services provided to the Group prior to the end of the financial period that are unpaid and arise when the Group becomes obliged to make future payments in respect of the purchase of these goods and services. The amounts are unsecured and are usually paid within 30 days of recognition.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the nine months ended March 31, 2016 and 2015

1.12

 Provisions

Provisions are recognised when the Group has a legal or constructive obligation, as a result of past events, for which it is probable that an outflow of economic benefits will result and that outflow can be reliably measured. Provisions are measured using the best estimate of the amounts required to settle the obligation at the end of the reporting period.

1.13

 Loans and Borrowings

All loans and borrowings are initially recognised at cost, being the fair value of the consideration received net of issue costs associated with the borrowing.

After initial recognition, interest-bearing loans and borrowings are subsequently measured at amortised cost using the effective interest method. Amortised cost is calculated by taking into account any issue costs, and any discount or premium on settlement.

The Group’s current liabilities include a loan from a shareholder which are not interest bearing. The shareholder has provided a letter of support to Sanyi Group Pty Ltd which states that the loan to the Group will not be recalled without giving at least 13 months’ notice. This loan is not evidenced by a promissory note.

Loans are classified as current liabilities unless the Group has an unconditional right to defer settlement of the liability for at least 12 months after the reporting date.

1.14

Revenue Recognition

Revenue is measured at the fair value of the consideration received or receivable after taking into account any discounts.

The Group derives revenue primarily through the provision of therapeutic health services from its Oriental Holistic Health Centres.  Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured. This is generally based on the completion of services provided to the customers at the Oriental Holistic Health Centres and settlement of the transactions either by cash or credit card payments.

Interest revenue is recognised using the effective interest method, which for floating rate financial assets is the rate inherent in the instrument. Dividend revenue is recognised when the right to receive a dividend has been established.

All revenue is stated net of the amount of goods and services tax.

1.15

Income Tax

Taxes payable is based on taxable profit for the period which excludes items of income or expense that are taxable or deductible in other periods. Taxable profit also excludes items that are never taxable or deductible. The Group’s liability for current tax is calculated using tax rates that have been enacted or substantively enacted as of the balance sheet date.

Deferred income tax expense is calculated using the liability method in accordance with ASC 740 Income Taxes. Deferred tax assets and liabilities are classified as non-current in the balance sheet and are measured based on the difference between the carrying value of assets and liabilities for financial reporting and their tax basis when such differences are considered temporary in nature. Temporary differences related to intercompany profits are deferred using the buyer’s tax rate. Deferred tax assets are reviewed for recoverability every balance sheet date, and the amount probable of recovery is recognised.

Deferred income tax expense represents the change in deferred tax asset and liability balances during the period except for the deferred tax related to items recognised in other comprehensive income or resulting from a business combination or disposal. Changes resulting from amendments and revisions in tax laws and tax rates are recognised when the new tax laws or rates become effective or are substantively enacted. Uncertain tax positions are recognised in the financial statements based on management’s expectations.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the nine months ended March 31, 2016 and 2015

Deferred tax assets and liabilities are offset when there is a legally enforceable right to set off current tax assets against current tax liabilities, when they related to income taxes levied by the same taxation authority, and when the Group intends to settle its current tax assets and liabilities on a net basis.

Deferred taxes are not provided on undistributed earnings of subsidiaries when the timing of the reversal of this temporary difference is controlled by Group and is not expected to happen in the foreseeable future. This is applicable for the majority of Group’s subsidiaries.

1.16

Goods and Services Tax (GST)

Revenues, expenses and assets are recognised net of the amount of GST, except where the amount of GST incurred is not recoverable from the Australian Taxation Office (ATO).

Receivables and payables are stated inclusive of the amount of GST receivable or payable. The net amount of GST recoverable from, or payable to, the ATO is included with other receivables or payables in the statement of financial position.

Cash flows are presented on a gross basis. The GST components of cash flows arising from investing or financing activities, which are recoverable from or payable to the ATO, are presented as operating cash flows included in receipts from customers or payments to suppliers.

1.17

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing income or losses available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed similar to basic net income or losses per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and of the additional common shares were dilutive. Diluted earnings (loss) per common share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under if –converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

1.18

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is presented net of applicable income taxes in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders' equity instead of net income (loss).

1.19

Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Group adopted this guidance effective July 1, 2013. The Group's adoption of this standard did not have a significant impact on its consolidated financial statements.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the nine months ended March 31, 2016 and 2015

In March 2013, the FASB issued ASU No. 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of a foreign subsidiary or foreign group of assets comprising a business. The Group's adoption of this standard did not have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2018; early adoption is not permitted. The Group is currently evaluating which transition approach to use and the impact of the adoption of this standard on its consolidated financial statements.

There are no new significant accounting standards applicable to the Group that have been issued but not yet adopted by the Group as of March 31, 2016.

2.

Critical Accounting Estimates and Judgements

The Directors evaluate estimates and judgements incorporated into the financial statements based on historical knowledge and best available current information. Estimates assume a reasonable expectation of future events and are based on current trends and economic data, obtained both externally and within the Group.

Key Estimates

(i)

Useful lives

The Group determines the estimated useful lives and related depreciation and amortisation charges for its property, plant and equipment and finite life intangible assets. The useful lives could change significantly as a result of technical innovations or some other event. The depreciation and amortisation charge will increase where the useful lives are less than previously estimated lives, or technically obsolete or non-strategic assets that have been abandoned or sold will be written off or written down.

(ii)

Income tax

The Group is subject to income taxes in the jurisdictions in which it operates. Significant judgement is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Group recognises liabilities for anticipated tax audit issues based on the Group's current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

(iii)

Fair value measure of shares issued

The calculation of the fair value of shares issued requires significant estimate to be made in regards to several variables. The estimations made are subject to variability that may alter the overall fair value determined.

Key Judgements

(i)

Provision for impairment of receivables

The provision for impairment of receivables assessment requires a degree of estimation and judgement. The level of provision is assessed by taking into account the recent sales experience, the ageing of receivables, historical collection rates and specific knowledge of the individual debtors’ financial position.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the nine months ended March 31, 2016 and 2015

(ii)

Impairment

The Group assessed that no indicators of impairment existed at the reporting date and as such no impairment testing was performed.

3.

Segment Information

The consolidated entity operates predominantly in one industry and one geographical segment, those being oriental holistic health services and Australia, respectively.

4.

Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	March 31, 2016	June 30, 2015

Cash at bank	$ 16,790	$ 47,165
Petty Cash	1,341	8,444
	$ 18,131	$ 55,609

5.

Other Assets

	March 31, 2016	June 30, 2015
Current
Deposits paid	$ 32,105	$ 32,201

6.

Other Receivables

	March 31, 2016	June 30, 2015
Current
Prepayment	$ 4,176	-
Refundable from the Australian Taxation Office	3,232	19,042
	$ 7,408	$ 19,042

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the nine months ended March 31, 2016 and 2015

7.

Property, Plant and Equipment

	Furniture and fittings	Office equipment	Computers	Plant and equipment	Lease Improvements	Total
At cost
Balance at July 1, 2015	$ 3,223	$ 898	$ 12,939	$ 20,132	$ 168,062	$ 205,254
Additions	-	-	-	-	-	-
Disposals	-	-	-	-	(50,397)	(50,397)
Balance at March 31, 2016	3,223	898	12,939	20,132	117,665	154,857

Accumulated depreciation and amortization
Balance at July 1, 2015	(1,986)	(883)	(6,612)	(13,836)	(85,145)	(108,462)
Depreciation expense	(82)	(3)	(1,629)	(593)	(4,272)	(6,579)
Disposals	-	-	-	-	29,709	29,709
Balance at March 31, 2016	$ (2,068)	$ (886)	$ (8,241)	$ (14,429)	$ (59,708)	$ (85,332)

Net book value
As at June 30, 2015	$ 1,237	$ 15	$ 6,327	$ 6,296	$ 82,917	$ 96,792
As at March 31, 2016	$ 1,155	$ 12	$ 4,698	$ 5,703	$ 57,957	$ 69,525

8.

Accrued and Other Liabilities

	March 31, 2016	June 30, 2015
Current
Payroll liabilities	$ 5,265	$ 20,579
Other payables	10,475	12,327
	$ 15,740	$ 32,906

9.

Borrowings

`	March 31, 2016	June 30, 2015
Current
Loan from related party	$ 126,603	$ 166,919

Included in the loan balance above is an unsecured loan from Xin Jin, a significant shareholder and an officer of the Company and the Director of its wholly owned subsidiary Sanyi Group Pty Ltd. The loan bears nil interest per annum.

10.

Other Comprehensive Earnings

	March 31, 2016	June 30, 2015
Foreign currency translation reserve	$ 51,807	$ 49,455

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the nine months ended March 31, 2016 and 2015

11.

Income Tax Expense

	2016	2015
(a) The components of tax (expense)/income comprise:
Current tax
- Australia	-	-
- US	-	-
Total	-	-

Deferred tax
- Australia	-	-
- US	-	-
Total	-	-

(b) The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:
- Australia	$ 6,109	$ (93,628)
- US	-	-
Total	$6,109	$ (93,628)

Income tax expense/(credit) at statutory rate:
- Australia	$ 1,833	$ (28,088)
- US	-	-
Total	$ 1,833	$ (28,088)

Tax expense reconciliation:
Tax losses not recognised as deferred tax assets	-	$ 28,088
Recoupment of prior years’ losses	(1,833)	-
Consolidated income tax expense	-	-

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the nine months ended March 31, 2016 and 2015

12.

Capital and Leasing Commitments

There was no capital expenditure at March 31, 2016.

The following table summarizes the Group’s future minimum leasing commitments under non-cancellable operating leases at March 31, 2016:

Total
Amounts payable in fiscal year
2016	13,680
2017	57,210
2018	60,093
2019	63,097
2020	8,900
202,980

13.

Contingencies

From time to time, the Group is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Group is a party for which management believes the ultimate outcome would have a material adverse effect on the Group’s financial position.

14.

Related Party Transactions

(a)

Parent entity

The ultimate parent entity which exercises control over the Group is Arem Pacific Corporation.

(b)

Subsidiary

Upon closing of the reverse acquisition on August 8, 2013, Arem Pacific Corporation (Arizona) became a wholly owned subsidiary of Arem Pacific Corporation (a Delaware company, formerly Diversified Mortgage Workout Corporation).

Sanyi Group Pty Ltd is a wholly owned subsidiary of Arem Pacific Corporation (Arizona) which is incorporated in Australia.

(c)

Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	March 31, 2016	June 30, 2015
Loan from related party	$ 126,603	$ 166,919

Included in the loan balance above is an unsecured loan from Xin Jin, a significant shareholder and an officer of the Company and the Director of its wholly owned subsidiary Sanyi Group Pty Ltd.

15.

Events after the Reporting Period

Subsequent to the end of the reporting period, on April 1, 2016, the lease of one of the outlets in Chirnside Park, Australia (Victoria) was not continued and the operation was ceased.

Apart from the matter mentioned above, there has not arisen in the interval between the end of the financial period and the date of these financial statements any other item, transaction or event of a material and unusual nature likely, in the opinion of the Directors of the Company, to affect significantly the operation of the Group, the results of those operations, or the state of affairs of the Group, in future financial years.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

General.

The following discussion and analysis of the results of operations and financial condition of the Company for Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2014 and for the Fiscal Year ended June  30, 2015, respectively,  should be read in conjunction with the notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of Arem Pacific-Delaware, and its subsidiaries, Arem Pacific-Arizona. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

COMPANY OVERVIEW

We were incorporated in the State of Delaware on November 8, 2007 under the name of Aspen Global Corp. On June 10, 2008, we changed our name to Diversified Mortgage Workout Corp. On June 19, 2013, Arem Pacific Corporation, an Arizona corporation (“Arem Pacific-Arizona”), acquired voting control of the Company (then Diversified Workout Corporation). Subsequently, on August 8, 2013, we acquired all of the issued and outstanding shares of Arem Pacific-Arizona, from its then existing shareholders. In connection with that transaction, we retired and returned to our treasury all of the capital stock acquired by Arem Pacific-Arizona in the July 19, 2013 transaction and we also changed our name in Delaware to Arem Pacific Corp. On July 23, 2013, we effected a 388 for 1 reverse split of our outstanding common stock.  Arem Pacific-Arizona, our wholly owned subsidiary, was incorporated on July 11, 2007.

In addition, on June 30, 2012, pursuant to an Acquisition Agreement with Sanyi Pty Ltd, an Australian company, Arem-Arizona acquired all of the equity interest in that company. In exchange, the sole owner of Sanyi Pty Ltd, Mr. Xin Jin, received 10,000,000 shares of our common stock. The shares were issued on August 30, 2013.   We operate two wellness centers in Victoria State, Australia.  At our centers, we provide a range of services, including acupressure/reflexology, massage and cupping. One of the centers is located in Chirnside Park Shopping Centre, Chirnside Park (a suburb of Victoria), Australia VIC 3116, and the second is located in Point Cook Shopping Centre, 2 Main St, Point Cook, Victoria, Australia VIC 3030.  On April 1_, 2016, the Company closed its Chirnside Park location due to a significant increased in rent by the landlord.

On September 23, 2015 the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission (“Commission”) pursuant to which it registered 13,694,711 shares of its outstanding common stock. The registration statement was declared effective on by the Commission on April 15, 2016.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See "Foreign Currency Translation" below for information concerning the exchange rates at the Australian Dollar ("AUD") translated into US Dollars ("USD") at various pertinent dates and for pertinent periods.

Results of Operations (Unaudited) for the Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015.

Revenues

Revenues for nine month period ended March 31, 2016 was $254,262 compared with $381,993 for the comparable period in 2015. The decrease of $127,731 or 33% for current period is due to the opening of a new competitor at our Point Cook location which occurred in January 2015 together with the appreciation of the US Dollar against the Australian Dollar during the current period.

Operating Expenses

Payroll and related expenses for the current nine month period was $113,899 compared with $247,662 for the prior nine month period. The decrease of $133,763 or 54% from the prior period is due to lower headcount for the current period along with the appreciation of the US Dollar against the Australian Dollar during the current period.

Occupancy expense was $67,422 for the current nine month period compared with $96,676 for the prior nine month period. The decrease for current period is due to  the appreciation of the US Dollar against the Australian Dollar during the current period. In addition, during the current period, we received a 90 day rent free period while we began negotiations for a new lease at the Chirnside Park location. This location was eventually  closed on April 1, 2016 when we failed to reach an acceptable arrangement with the landlord.

Marketing expense was $nil during the current nine month period compared with $50,693 for the prior nine month period. During 2015, we incurred certain marketing expense in relation to the promotion of the Company.

General and administrative expense was $40,179 for the current nine month period compared with $51,381 for the prior nine month period.  General and administrative represents utilities, supplies and miscellaneous expenses. The decrease for the current period is mainly due to certain professional services expenses paid in 2015 in connection with the filing of the Form S-1 Registration Statement with the Commission along with the appreciation of the US Dollar against the Australian Dollar during the current period.

Other Income (Expenses)

Loss on asset disposal expense was $20,866 the current nine month period compared with $17,172 for the prior nine month period. The difference is due to disposal of assets related to the closed location during the current period.

Income (Loss) from Continuing Operations

Income from continuing operations for the current nine month period is $6,109 compared with a loss of $93,628 due to reasons discussed above. No income tax was paid for either period.

Other Comprehensive Income

Foreign currency exchange adjustment was $2,352 for the current nine month period compared with $(34,540) for the prior nine month period. This adjustment is a result of unrealized profit or loss on conversion to U.S. dollars of assets and liabilities that are accounted for in Australian Dollars.

Total Comprehensive Income (Loss)

Total Comprehensive Income for the current nine month period is $8,461 compared with a Total Comprehensive Loss of $59,088 due to reasons discussed above.

Results of Operations (Unaudited) for the Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015.

Revenues

Revenues for three month period ended March 31, 2016 was $62,342 compared with $118,744 for the comparable period in 2015. The decrease of $56,402 or 48% for current period is due to the opening of a new competitor at our Point Cook location which occurred in January 2015 together with the appreciation of the US Dollar against the Australian Dollar during the current period.

Operating Expenses

Payroll and related expenses for the current three month period was $26,654 compared with $68,387 for the prior three month period. The decrease of $41,733 or 61% from the prior period is due to lower headcount for the current period along with the appreciation of the US Dollar against the Australian Dollar during the current period.

Occupancy expense was $16,624 for the current three month period compared with $33,075 for the prior three month period. The decrease for current period is due to the appreciation of the US Dollar against the Australian Dollar during the current period. In addition, during the current period, we received a 90 day rent free period while we began negotiations for a new lease at the Chirnside Park location. This location was eventually  closed on April 1, 2016 when we failed to reach an acceptable arrangement with the landlord.

Marketing expense was $nil during the current three month period compared with $nil for the prior three month period. During 2015, we incurred certain marketing expense in relation to the promotion of the Company.

General and administrative expense was $13,308 for the current three month period compared with $37,012 for the prior three month period.  General and administrative represents utilities, supplies and miscellaneous expenses. The decrease for the current period is mainly due to certain professional services expenses paid in 2015 in connection with the filing of the Form S-1 Registration Statement with the Commission along with the appreciation of the US Dollar against the Australian Dollar during the current period.

Other Income (Expenses)

Loss on asset disposal expense was $20,866 the current three month period compared with $5,447 for the prior three month period. The difference is due to disposal of assets related to the closed location during the current period.

Income (Loss) from Continuing Operations

Loss from continuing operations for the current three month period is $16,680 compared with a loss of $28,525 for the prior period due to reasons discussed above. No income tax was paid for either period.

Other Comprehensive Income

Foreign currency exchange adjustment was $2,352 for the current nine month period compared with $(34,540) for the prior nine month period. This adjustment is a result of unrealized profit or loss on conversion to U.S. dollars of assets and liabilities that are accounted for in Australian Dollars.

Total Comprehensive Income (Loss)

Total Comprehensive Income for the current nine month period is $8,461 compared with a Total Comprehensive Loss of $59,088 due to reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, we had working capital deficit of $85,353 compared with a working capital deficit of $121,080 for June 30, 2015. The improvement in working capital is a result a reduction a withholding payable to the Australian Tax office due to the timing of payment made, as well as a reduction in borrowings from related party.

Our primary uses of cash have been for operations.  The main sources of cash have been from operational revenues. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•

Addition of administrative and marketing personnel as the business grows,

•

Development of a Company website,

•

Increases in advertising and marketing in order to attempt to generate more revenues, and

•

The cost of being a public company.

The Company believes that cash flow from operations together with the financial support that it has received from Mr. Xin Jin will be sufficient to sustain its current level of operations for at least the next 12 months of operations. Mr. Xin Jin, is a significant shareholder and an officer of the Company, has provided a Letter of Support to the Company pursuant to which he has agreed that during the period from June 30, 2015 through July 31, 2016, he will provide financial support to the Company to enable it to meet its liabilities as the come due and agreed not to demand repayment of an outstanding loan due to him without 13 months prior notice. The loan is not evidenced by a promissory note, bears no interest and is not subject to any specific terms, other than as provided in the preceding sentence.  During the nine month period ended March 31, 2016, the Company paid down $37,577 on the loan, which together with the foreign exchange translation represents the difference between the borrowings as of March 31, 2016 and June 30, 2015.

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s fiscal year-end is June 30.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of our foreign subsidiary is its local currency. Assets and liabilities of the foreign subsidiary are translated into US dollars at period-end exchange rates, stockholders’ equity is translated at the historical rates and the consolidated statement of operations and cash flows are translated at average exchange rates during the reporting periods. Resulting translation adjustments are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. A component of accumulated other comprehensive income will be released into income when the Company executes a partial or complete sale of an investment in a foreign subsidiary or a group of assets of a foreign subsidiary considered a business and/or when the Company no longer holds a controlling financial interest in a foreign subsidiary or group of assets of a foreign subsidiary considered a business.

Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in foreign currency transaction gains and losses that are reflected in results of operations as unrealized (based on period end translation) and realized (upon settlement of the transactions) and reported under other general expenses in the consolidated statement of operations.

Fair Value of Financial Instrument

The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held in several Australian bank accounts and time deposit accounts. The Company regularly assesses the level of credit risk we are exposed to and whether there are better ways of managing credit risk. The Company invests its cash and cash equivalents with reputable financial institutions. The Company has not incurred any losses related to these deposits.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740-10-50 “Accounting for Income Taxes” as of its inception. Pursuant to the standard, the Company is required to compute tax asset benefits for initial years’ of operating losses carried forward.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260-10-4-5, “Earnings per Share.” The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective July 1, 2013. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of a foreign subsidiary or foreign group of assets comprising a business. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2018; early adoption is not permitted. The Company is currently evaluating which transition approach to use and the impact of the adoption of this standard on its consolidated financial statements.

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of June 30, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2016  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold during the three and six months ended March 31, 2016.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and six months ended March 31, 2016 or 2015.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS	XBRL Instance Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arem Pacific Corporation

By:	/s/	Thomas Tang
	Name:	Thomas Tang
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: May 30, 2016
By:	/s/	Allan Qui
	Name:	Allan Qui
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer) Date: May 30, 2016

22