Form 10-K
period 2016-06-30
AREM PACIFIC Corp
filed 2016-10-11
CIK 1435812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-207099

AREM PACIFIC CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	26-2124961
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

47 Mount Pleasant Road

 Nunawading, Victoria

 Australia  3131

 (Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: +61 424-158008

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Yes ☒   No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company [X]	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No [X]  ☐

As of the last business day of the Issuer’s most recently completed second fiscal quarter, December 31, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately nil.

As of September 27, 2016, there were 227,487,617 shares of Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Table of Contents

PART I

3

Item 1. Business.

3

Item 1A. Risk Factors.

8

Item 1B. Unresolved Staff Comments.

11

Item 2. Properties.

11

Item 3. Legal Proceedings.

12

Item 4. Mine Safety Disclosures.

12

PART II

12

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

12

Item 6. Selected Financial Data.

13

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

17

Item 8. Financial Statements and Supplementary Data.

17

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

35

Item 9B. Other Information.

36

PART III

36

Item 10. Directors, Executive Officers and Corporate Governance.

36

Item 11. Executive Compensation.

38

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

39

Item 13. Certain Relationships and Related Transactions, and Director Independence.

40

Item 14. Principal Accountant Fees and Services.

40

PART IV.

42

Item 15. Exhibits, Financial Statement Schedules.

42

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Arem Pacific” in this Annual Report collectively refers to Arem Pacific Corporation, a Delaware corporation.

Item 1. Business.

General

We were incorporated in the State of Delaware on November 8, 2007 under the name of Aspen Global Corp. On June 10, 2008, we changed our name to Diversified Mortgage Workout Corp. On June 19, 2013, Arem Pacific Corporation, an Arizona corporation (“Arem Pacific-Arizona”), acquired voting control of the Company (then Diversified Workout Corporation). Subsequently, on August 8, 2013, we acquired all of the issued and outstanding shares of Arem Pacific Corporation, an Arizona corporation (“Arem Pacific-Arizona”), from its then existing shareholders. In connection with that transaction, we retired and returned to our treasury all of the capital stock acquired by Arem Pacific-Arizona in the July 19, 2013 transaction and we also changed our name in Delaware to Arem Pacific Corp (“Arem Pacific-Delaware”). On July 23, 2013, we effected a 388 to 1 reverse stock split of our common stock. Arem Pacific-Arizona, our wholly owned subsidiary, was incorporated on July 11, 2007.   Effective April 15, 2016, our Form S-1 Registration Statement registering 13,694,711 shares of our common stock was declared effective by the Securities and Exchange Commission.

In addition, on June 30, 2012, pursuant to an Acquisition Agreement with Sanyi Pty Ltd, an Australian company, Arem acquired all of the equity interest in that company. In exchange, the sole owner of Sanyi Pty Ltd, Mr. Xin Jin, received 10,000,000 shares of our common stock. The shares were issued on August 30, 2013.

Our corporate structure is depicted below:

Arem Pacific Corporation a Delaware company
100% owned
Arem Pacific Corporation an Arizona company
100% owned
Sanyi Pty Ltd an Australian company

Our principal office address is 47 Mount Pleasant Road, Nunawading, Victoria, Australia 3131 and our telephone is (61) 424-158008.  As of March 31, 2015, we have 12 employees, including four officers who work part-time for the company. Currently, we do not have a web-site.

Our Business

During 2015, we operated two wellness centers in Victoria State, Australia.  One of the centers was located in Chirnside Park Shopping Centre, Chirnside Park (a suburb of Victoria), Australia VIC 3116, and the second is located in Point Cook Shopping Centre, 2 Main St, Point Cook, Victoria, Australia VIC 3030.  On April 1, 2016, we closed our location at Chirnside Park, and we are now operating the one location.

The Point Cook location consists of approximately 88 square meters and its layout is depicted below:

The Point Cook location has 1 full time supervisor and 5 full time masseurs. The size of future locations are expected to range between 50 to 100 square meters.

Services Provided at Centers.

The Company provides the following services at its centers:

•

Acupressure/Reflexology,

•

Neck, shoulder, back, legs and full body massages,

•

Foot massages,

•

Cupping, and

•

Deep Tissue and hot oil massage.

Acupressure/Reflexology – is considered acupuncture without needles. Similar to acupuncture, strategic body meridians are targeted by the practitioner using pressure from their fingers, elbows or special devices. Acupressure also is component of traditional Chinese medicine. Reflexology is similar to acupressure and targets specific points on the feet and hands which correspond to organs in the body.

Massage Therapy – involves the application of soft tissue manipulation techniques to the body designed to reduce muscle tension and increase circulation. There are many variations of massage therapy, including Swedish, deep tissue and hot stone oil, among others. It is believed that massage therapy was practiced in many ancient civilizations, including China, India and Greece.

Cupping – involves the warming of glass cups through a flammable substance which eliminates oxygen, thus creating a vacuum.  The cup is then placed over a specific area. The lack of oxygen anchors the cup and the suction draws the skin which simulates blood flow to the area.  This process is considered the inverse of massage. Cupping is one of the oldest forms of Chinese medicine.

The services are provided by skilled practitioners trained in massage therapy, acupressure and cupping.  Sessions vary from 15 to 90 minutes and prices vary according to the nature of services and length of session. Our price list is set forth below:

PRICE LIST

FOOT CARE

Foot Spa with Salt		$15
Foot Spa with Herbal		$20
Foot Spa with Crystal Mud		$25
Foot Spa & Calf with Herbal		$30
Foot Massage (Reflexology)	(30 mins)	$38
Foot + Calf	(35 mins)	$45
Foot Spa + Reflexology	(45 mins)	$55
Foot Spa + Reflexology + Head	(50 mins)	$65
Foot Spa + Reflexology + Neck & Shoulders	(65 mins)	$75
Foot Spa + Reflexology + Legs	(65 mins)	$75
Luxurious Foot Massage	(65 mins)	$75
Foot Spa + Reflexology + Back + Legs	(80 mins)	$90

BODY CARE

Neck Massage	(10 mins)	$10
Head Massage	(10 mins)	$10
Shoulders Massage	(15 mins)	$15
Neck & Shoulders Massage	(20 mins)	$20
Neck, Shoulders & Head Massage	(30 mins)	$30
Legs Massage	(25 mins)	$30
Back Massage	(30 mins)	$30
Neck, Shoulders & Back Massage	(40 mins)	$40
Sciatica Massage	(40 mins)	$45
Back & Legs Massage	(45 mins)	$50
Neck, Shoulders, Head & Back Massage	(50 mins)	$50
Neck, Shoulders, Back & Legs Massage	(50 mins)	$55
Whole Body Massage	(1 Hour)	$60
Luxurious Package (Body & Feet)	(90 mins)	$90
Cupping	(15 mins)	$20
Cupping + Back Massage	(25 mins)	$30
Spooning	(20 mins)	$30
Shiatsu	(30 mins)	$40
Relaxation / Deep Tissue Oil Massage	(30 mins)	$55
Relaxation / Deep Tissue Oil Massage	(1 Hour)	$90
Relaxation / Deep Tissue Oil Massage	(1.5 Hours)	$130
Hot Stone Oil Massage (the brand of essence oil).	(30 mins)	$60
Hot Stone Oil Massage (the brand of essence oil).	(1 hour)	$110
Ginger Abdominal Oil Massage	(30 mins)	$60
Ginger Abdominal Oil Massage	(1 Hour)	$110

Custom Package - *you customise or combine any of our packages to suit.* $POA

What is Reflexology?

Reflexology is a therapy in which pressure is applied to reflex points on feet or hands.

Acupressure Foot Reflexology

30 minutes of traditional Chinese Acupressure Massage. Deep pressure is applied into foot reflex areas.

Hot herbal Foot Spa+Foot Reflexology

50 minutes (20mins spa+ 30mins foot massage) Chinese Traditional Medicine foot spa is a historic treatment.This is an ideal way to amend the state of the body and relieve stress.

Key health Benefits:

*Improves the nervous system & internal secretion system
*Stimulates the normal function of the organ involved
*Improves local & general blood circulation
*Assists the lymphatic system
*Promotes general well-being
*Assists in weight loss
*Aids in detoxification
*Controls stress level
*Aids self healing

Cupping

Cupping therapy is usually used as part of Acupuncture or body massage treatment and has been a part of Chinese Medicine for over 2,500 years. Cupping brings fresh blood to the applied area and improves local and general circulation. It also helps open up the chest, benefits the lungs and can also benefit menstrual and digestive problems.

Neck Tension & Headaches

Treatment for neck tension is targeted at relaxing the contracted neck muscles involved. In most people, neck tension can be resolved in several days to a few weeks. However a few people will develop continuing neck problems for months to years. Persistent neck muscle spasms may require referral to a Medical Practitioner.

Green Palm
FOOT HEAVEN

Frozen Shoulder

A disorder in which the shoulder capsule, the connective tissue surrounding the of the shoulder, becomes inflamed and stiff. Movement of the shoulder becomes severely restricted. Management of this injury focuses on restoring joint movement and reducing shoulder pain.

Tennis Elbow

A degenerative condition of the tendon fibres that are attached to the bone on the outer side of the elbow. The tendons involved are responsible for anchoring the muscles that extend or lift the wrist and hand. Specific massage helps to relieve the symptoms, but allowing troubled muscles and tendons to rest are also very important.

Sciatica

Sciatica is a pain, usually in the back of the leg caused by compression, irritation, or inflammation of the sciatic nerve. Massage Therapy can help Sciatica, Sciatic Nerve Pain, in particular the conditions which mimic sciatica such as Piriformis Syndrome. Massage therapy can relaxes muscles, releases trigger points and abnormal tissue adhesions, and improve posture to relieve the pressure on nerve roots and other sensitive structures

Relaxation Massage

Relaxation massage is essentially the same as a gentle Swedish massage that uses smooth, gliding strokes. The primary purpose will be to help you relax. Sometimes people even fall asleep during a relaxation massage.

Deep tissue

Deep tissue massage is a type of massage aimed at the deeper tissue structures of the muscle and fascia. The pressure will generally be more intense. It is also a more focused type of massage, as the therapist works to release chronic muscle tension or knots (also known as "adhesions.")

Our Revenue Model

We generate revenues from the following methods:

- Fees for Services – we charge fees to our customers dependent on the treatment administered and length of treatment. Computed on an hourly basis, these fees range from $50 to $80 per hour.

Revenues derived from an average customer approximate $34 per visit. At our locations, each masseur averages 5 customers/day (8 hours of operation) or 30 customers/week (6 working days) or 1,500 customers/year (50 weeks). An average of 5 masseurs/location yields approximate sales revenue of $250,000 to $275,000 annualized. Although our average has been 5 customers a day, we believe that each masseur is capable of serving up to 10 customers per day.

Our Masseurs

Each of our locations is staffed with between 5 to 6 masseurs and one supervisor. The supervisor is our most experienced masseur at the location. The supervisor oversees the day to day operations of the center and may serve customers during personnel shortages.  Our masseurs are employees and are paid a yearly salary of approximately $49,000 depending on experience. In addition, we are required by law to pay our full and part time employees health insurance which is roughly less than 1% of salary. From time to time, we use independent contractors during personnel shortages and they are paid a portion of the customer fee ranging between 45-55%.

There are no license requirements for masseurs in Australia. Many of our masseurs have received a Certificate IV in Massage Therapy Practice by Melbourne College of Professional Therapists. The remainder of our masseurs has been trained internally by our location supervisor.  These trainees undergo a 6 month training program with our supervisor.  In addition, we require each masseur to have a first aid certificate, a certificate of insurance, and 2 written character references from the staff of a college or from a member of the Australian Association of Massage Therapists.

Marketing

To date our marketing and promotional activities have been limited. In the past, we have principally relied upon traffic at our mall locations to generate customers. To a lesser extent, periodically we distributed promotional materials to neighborhoods surrounding our two locations. As stated in our Growth Strategy below, we intend increase our marketing and promotional efforts in an effort to drive more traffic to our locations.

Our Growth Strategy

Our growth and expansion strategy for the next 6-12 months will include allocating more capital resources to marketing and promotion of our centers. In addition, we may attempt to acquire additional locations in the Victoria area.

Increase our marketing and promotional efforts. We plan to allocate more capital resources to the marketing and promotion of our existing centers. Beginning in the third calendar quarter of 2015, we plan expend approximately $1,500 per location each quarter in advertising and promotion in an effort to drive more traffic to our locations.

Our new marketing initiatives will attempt to take advantage of our location in busy shopping malls and will include the following;

•

During holidays and select weekends throughout the year, we intend to set up displays outside our centers with employees offering various promotions (such as offering free 10 minute massages and providing a refreshing herbal drink or snack to shoppers in the mall).

•

Commencing in third calendar quarter of 2015, we will begin offering 10 minute free massages to senior citizens and to members of social clubs and gyms in connection with various events sponsored by the community. In addition, during that period, we will initiate a referral program offering a 10% discount to existing customer that brings in new clients.

We also intend to improve our communications to our customer base by offering regular email promotions designed to encourage old customers to use our services.

Acquire additional locations. We will seek to acquire additional operating massage locations in Victoria. In order to accomplish this objective, we plan on using a combination of bank debt (or owner financing) and our capital stock to acquire these outlets. Presently, we have not identified any locations for acquisition, nor have we made any arrangements with any bank for acquisition financing. We can not predict if we will be successful in acquiring any additional locations on terms which we might find acceptable or on any terms.

Seasonality

There is no discernible seasonality in our business, although as a percentage of total annual net revenue, we expect the first calendar year quarter is typically the lowest.  Revenue and operating income will vary by quarter and are hard to predict from quarter to quarter.    In addition, the volatility in the local economy will impact our quarterly revenue and operating income.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We are subject to the laws and regulations of those jurisdictions in which we plan to conduct our wellness operation and sell advertising, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Competition

We plan to compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence and the competitors’ introduction of low-priced services.

Employees

As of June 30, 2016, we had 1 full time employee and 11 part time employees, including our chairman and chief executive officer. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Currently, we have not entered into an employment agreement with any of our officers nor the Chief Executive Officer of Sanyi. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future.   Management does not plan to hire additional employees at this time.

Properties

Our corporate offices are located at 47 Mount Pleasant Road, Nunawading, Victoria, Australia at a space owned by Mr. Xin Jin, the President and Chief Executive Officer of Sanyi and our Director.  We occupy the space on a month to month basis, rent free. The office space consists of approximately 50 square meters.

As of June 30, 2016, the Company has one company owned center. Relevant information with respect to this location is as follows:

Location	Size of Premises (Sq. Meters)	Lease Term	Commencement Date	Annual Rent
Point Cook Outlet	88	6 years Renewable for an additional 5 years	8/28/2008	$67,000

Equipment and Equipment Suppliers

The Company’s equipment needs are minimal consisting of massage benches and various office equipment and computers. The Company purchases its equipment from local suppliers on an “as needed” basis and presently does not believe the loss of any one supplier will have an adverse effect on its business.

We are an "emerging growth company" within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company.

Item 1A. Risk Factors.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. You could lose all or part of your investment due to any of these risks.

Risk Factors Relating to Our Business

WE HAVE LIMITED OPERATING HISTORY AND LIMITED BUSINESS GROWTH.  We acquired the wellness business of Sanyi Pty during 2012, therefore we have had limited operations which makes it difficult to evaluate our business and our prospects. In addition, to date, we have not experienced substantial growth in our business.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small operating company trying to expand its business enterprise and the highly competitive environment in which we will operate. Therefore, there can be no assurance that the business of the Company will grow in the future. Moreover, because of our limited operating history, it is difficult to extrapolate any meaningful projections about the Company's future.

WE WILL NEED ADDITIONAL FINANCING IN ORDER TO GROW OUR BUSINESS. We do not have significant assets with which to expand our business. We intend to expand our business through the opening of additional locations. These capital expenditures are intended to be funded from third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund expansion, the Company may require additional financing to fund working capital and operating losses in the future should the need arise. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company's operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

OUR INDUSTRY IS HIGHLY COMPETITIVE WITH LIMITED BARRIERS TO ENTRY WHICH COULD LIMIT OUR ABILITY TO MAINTAIN OR INCREASE MARKET SHARE. Our industry is highly competitive with limited barriers to entry. We provide our services in local markets and compete with companies providing similar services. The barriers to entry in this industry are limited which makes it easy for competitors to open new shops near our current locations. Many of our competitors have greater marketing, financial and other resources than us that, among other things, could enable them to attempt to maintain or increase their market share by reducing prices. In order to be competitive, we may have to similarly reduce our prices which in turn will affect our results of operation.

AS WE UNDERTAKE OUR BUSINESS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPANSION PROGRAM. Currently, there are no governmental regulations that materially restrict the wellness business. We are subject to the laws of Victoria, Australian as administered by Victoria's Business Licensing Authority (BLA) as we carry out our business. We may be required to obtain work permits in the event that we do not have enough local to do the job, negotiate with shopping malls on terms and rental rate, recruitment and training, shop fittings and refurbishment to comply with rules and regulations of the shopping mall such as operation hours, signage, promotion and cleanliness

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our expansion and franchising program. We will also have to sustain the cost of renovation or improvement on the outlet once every five years as required by the shopping malls. If renovation costs exceed our cash reserves we may be unable to complete our expansion program and have to abandon the outlet(s).

OUR FEES ARE BASED ON NUMEROUS FACTORS OUTSIDE OF OUR CONTROL. Numerous factors beyond our control may affect the marketability of our services and our fee structure. These factors include the local and regional economies, the competition, shortage of human resource, competition and government regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital and you may lose your entire investment in this offering by existing investors.

OUR OFFICERS AND DIRECTORS MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE.  SINCE THE MAJORITY OF OUR SHARES OF COMMON STOCK ARE OWNED BY OUR PRESIDENT/CHIEF EXECUTIVE OFFICER AND DIRECTORS, OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY. Our Officers and Directors beneficially own 38.4% of our outstanding common stock. The interests of our Officers and Directors may not be, at all times, the same as that of our other shareholders. Our Officers and Directors are not simply passive investors but are also executives of the Company, their interests as executives may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our directors exercising, in a manner fair to all of our shareholders, their fiduciary duties as officers or as member of the Company’s Board of Directors. Also, our directors will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

BECAUSE OUR OFFICERS AND DIRECTORS MAY IN FUTURE HAVE OUTSIDE BUSINESS ACTIVITIES, THERE IS A POTENTIAL CONFLICT OF INTEREST, INCLUDING THE AMOUNT OF TIME THEY WILL BE ABLE TO DEDICATE TO THE COMPANY. Currently our officers, who are also directors, have been working on promoting business for the Company.  A potential conflict of interest may arise in the future that may cause our business to fail, including conflicts of interest in allocating their time to our company and their other business interests. While our officers have verbally agreed to devote sufficient time and attention to the affairs of the Company, we have no written arrangement with our officers regarding this matter. In addition, our Vice President, Mr. Xin Jin also is the owner of 14 other wellness centers throughout Melbourne, Australia. As a result of his ownership of these other centers, we may face conflicts between business decisions that he may have to make regarding our operations and that of his other centers.

RISKS FACTORS RELATING TO OUR COMMON STOCK. Our common stock is quoted on OTCPINK® tier of OTC Markets Group under the symbol “ARPC”. To date, the market for our common stock has been limited and sporadic. While we intend to have our stock quoted on the OTCQB®  tier of the OTC Markets Group, there can be no assurance that we will be successful in having our common stock quoted on the OTCQB®  tier nor that we will be able to successfully develop a public market. If our common stock is not quoted on OTCQB®  tier, it may be very difficult for an investor to find a buyer for their shares in our Company.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK. Under U.S. federal securities legislation, our common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

IN THE FUTURE, WE MAY ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock.  As of June 30, 2016, the Company had 228,003,081 shares of common stock outstanding. Accordingly, we may issue up to an additional 271,996,919 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

UPON EFFECTIVENESS OF THIS REGISTRATION STATEMENT, WE WILL NOT BE A FULLY REPORTING COMPANY UNDER SECTION 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934, RATHER WE WILL BE SUBJECT TO THE REPORTING REQUIREMENTS OF SECTION 15(D) OF THE EXCHANGE ACT WHICH IS LESS RESTRICTIVE ON US AND OUR INSIDERS.  In order for us to become a fully reporting company under Section 12(g) of the Exchange Act, we will have to file a Registration Statement on Form 8-A. If we do not become subject to Section 12 of the Exchange Act, we will be subject to Section 15(d) of the Exchange Act, and as such we will not be required to comply with (i)  the proxy statement requirements which means shareholders may have less notice of pending matters, and (ii) the Williams Act which requires disclosure of persons or groups that acquire 5% of a company’s publicly traded stock and also regulates tender offers.  In addition, our officer, director and 10% stockholder will not be required to submit reports to the SEC on their stock ownership and stock trading activity. These reports include Form 3, 4 and 5. Therefore, as a shareholder, less information and disclosure concerning these matters will be available to you.

WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN AUSTRALIA  BASED ON UNITED STATES OR OTHER FOREIGN LAWS AGAINST US, OUR MANAGEMENT OR THE EXPERTS NAMED IN THE PROSPECTUS.

We conduct substantially all of our operations in Australia and substantially all of our assets are located in Australia. In addition, all of our senior executive officers reside within Australia. As a result, it may not be possible to affect service of process within the United States or elsewhere outside Australia upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.

Australia does not have treaties with the United States providing for the reciprocal recognition and enforcement of court judgments, it is uncertain with regard to whether courts of Australia would recognize or enforce judgments of U.S. courts against us or our directors or officers pursuant to civil liability provisions of the securities laws of the United States or any state in the United States; or exercise jurisdiction over actions brought against us or our directors or officers pursuant to the securities laws of the United States or any state in the United States.

REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES MAY MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS. We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company for up to five full fiscal years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any January 31 before that time, we would cease to be an emerging growth company as of the following December 31, or if our annual revenues exceed $1 billion, we would cease to be an emerging growth  company the following fiscal year, or if we issue more than $1 billion in  non-convertible debt in a three-year period, we would cease to be an emerging growth company immediately.

Notwithstanding the above, we are also currently a "smaller reporting company," meaning that we are not an investment company, an asset-backed issuer, nor a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.  If we are still considered a "smaller reporting company" at such time as we cease to be an "emerging growth company," we will be subject to increased disclosure requirements.  However, the disclosure requirements will still be less than they would be if we were not considered either an "emerging growth company" or a "smaller reporting company."  Specifically, similar to "emerging growth companies", "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2015; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in its SEC filings due to its status as an "emerging growth company" or "smaller reporting company" may make us less attractive to investors given that it will be harder for investors to analyze the Company's results of operations and financial prospects and, as a result, it may be difficult for us to raise additional capital as and when we need it.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate offices are located at 47 Mount Pleasant Road, Nunawading, Victoria, Australia at a space owned by Mr. Xin Jin, the President and Chief Executive Officer of Sanyi and our Director.  We occupy the space on a month to month basis, rent free. The office space consists of approximately 50 square meters.

As of June 30, 2016, the Company has one company owned center. Relevant information with respect to this location is as follows:

Location	Size of Premises (Sq. Meters)	Lease Term	Commencement Date	Annual Rent
Point Cook Outlet	88	6 years Renewable for an additional 5 years	8/28/2008	$67,000

Item 3. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its property is subject, or any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

 Our common stock currently trades on the OTCPINK® tier of OTC Markets Group under the symbol “ARPC”. The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on such market. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The Company began filing its audited and audited financial statements (in connection with a Form S-1 filed by the Company)with OTC Markets in December 2015. Accordingly, the information below reflects information from the beginning of the third fiscal quarter for 2016.

Quarterly Period	High	Low
Fiscal year ended June 30, 2016:
Third Quarter	1.00	5.00
Fourth Quarter	5.00	5.00

Fiscal year ended June 30, 2017:
First Quarter	5.00	0.999

The OTCPINK® tier of OTC Markets Group is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Any trading has been sporadic and there has been no meaningful trading volume. Any investment in our Company should be considered extremely risky as we are a “shell company”, as defined under the Exchange Act, with no business operations and no revenues.

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 500,000,000 shares of capital stock. As of June 30, 2016, there were 227,487,617 shares of our common stock issued and outstanding that was held by 541 stockholders of record and no shares of preferred stock issued and outstanding.

Preferred Stock:

Our Articles of Incorporation, as amended, authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The Company has not yet issued any of its Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.

The following discussion and analysis of the results of operations and financial condition of the Company for Fiscal Years   Ended June 30, 2016 Compared to Fiscal Years Ended June 30, 2015, respectively,  should be read in conjunction with the notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of Arem Pacific-Delaware, and its subsidiaries, Arem Pacific-Arizona. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See " Foreign Currency Translation" below for information concerning the exchange rates at the Australian Dollar ("AUD") translated into US Dollars ("USD") at various pertinent dates and for pertinent periods.

Results of Operations (Audited) for the Year ended June 30, 2016 Compared to the Year ended June 30, 2015.

The following table sets forth key components of the Company’s results of operations for the periods indicated in dollars. The discussion following the table addresses these results.

	June 30, 2016	June 30, 2015
Revenues	$318,591	$485,724
Operating Expenses
Payroll and related expense	(136,574)	(311,130)
Occupancy expense	(84,730)	(117,364)
Depreciation expense	(8,590)	(16,223)
Marketing expense	-	(64,268)
General and administrative expense	(50,930)	(93,064)
Total operating expenses	(280,824)	(602,049)
Income (Loss) from Operations	37,767	(116,325)
Other Income (Expense):
Loss on asset disposal	(14,102)	(17,660)
Interest income	873	1,513
Interest charge	-	-
Total other expense	(13,229)	(16,147)
Income (Loss) before income tax expense	24,538	(132,472)
Income tax expense	-	-
Loss after income tax expense	24,538	(132,472)
Foreign currency exchange adjustment	(45,454)	35,050
Total Comprehensive Income	$(20,916)	$(97,422)

Revenues

Revenues for fiscal year ended June 30, 2016 was $318,591 compared with $485,724 for fiscal year ended June 30, 2015. The decrease of $167,133 for current year is principally due to the closing of the Chirnside Park location which occurred on April 1, 2016 and the reduction of revenue at our Point Cook location due to the opening of a new competitor near our Point Cook location which occurred in January 2015.

Operating Expenses

Payroll and related expenses was $136,574 for the current fiscal year compared with $311,130 for the prior fiscal year.

The significant decrease is due to lower headcount for the current period along with the appreciation of the US Dollar against the Australian Dollar during the current period. During the current period, our headcount dropped from 11 to 5 due to the closing of the Chirnside Park location (a loss of 6 employees)

Occupancy expenses were $84,731 for the current fiscal year compared with $117,364 for the prior fiscal year. The decrease for current period is due to  the appreciation of the US Dollar against the Australian Dollar during the current period. In addition, during the current period, we received a 90 day rent free period while we began negotiations for a new lease at the Chirnside Park location. This location was eventually  closed on April 1, 2016 when we failed to reach an acceptable arrangement with the landlord.

Depreciation expense was $8,590 for the current fiscal year compared with $16,223 for the prior fiscal year. The decrease in depreciation is due to the reduction of assets associated with the scale down and closing of the Chirnside Park location, along with the appreciation of the US Dollar against the Australian Dollar.

Marketing expenses was nil during the current 12 month period compared with $64,268 for the 2015 year end period. During 2015 period, the Company initiated marketing efforts at various clubs and shopping malls. The Company did not have a similar expense for the 2016 year end period.

General and administrative expense was $50,930 for the current fiscal year compared with $93,064 for the prior fiscal year.  General and administrative is comprised of utilities, supplies and miscellaneous expenses. The decrease in general and administrative expenses for current period is mainly due to certain professional services expenses paid in 2015 in connection with the filing of the Form S-1 Registration Statement with the Commission along with the appreciation of the US Dollar against the Australian Dollar during the current period.

Other Income

Total other expense was $13,229 for the current year end period compared with $16,147 for the prior year end period. Substantially all of the difference is due a loss on asset disposal charge attributable to the closure of the Chirnside Park location which occurred in April 2016.

Income/(Loss) from Operations

Income from operations for the current year was $24,538 compared with Loss from operations for the prior year $(132,472) due to reasons discussed above.

Foreign currency exchange adjustment was $(45,454) in fiscal year end 2016 compared with $35,050 for the prior fiscal year end. This adjustment is a result of unrealized profit or loss on conversion to U.S. dollars of assets and liabilities that are accounted for in Australian Dollars.

Total Comprehensive Loss

Total Comprehensive Loss for the current year end period is $20,916 compared with a Total Comprehensive Loss of $97,422 for the prior year annual period due to reasons discussed above

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, we had working capital deficit of $87,476 compared with working capital deficit of $121,080 for the prior year end. The decrease in working capital is a result a reduction in payroll tax liability and a reduction in borrowings.

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

•

Development of a Company website,

•

Increases in advertising and marketing in order to attempt to generate more revenues, and

•

The cost of being a public company.

The Company believes that cash flow from operations together with the financial support that it has received from Mr. Xin Jin will be sufficient to sustain its current level of operations for at least the next 12 months of operations. Mr. Xin Jin, is a significant shareholder and an officer of the Company, has provided a Letter of Support to the Company pursuant to which he has agreed that during the period from June 30, 2015 through July 31, 2016, he will provide financial support to the Company to enable it to meet its liabilities as the come due and agreed not to demand repayment of an outstanding loan due to him without 13 months prior notice. The loan is not evidenced by a promissory note, bears no interest and is not subject to any specific terms, other than as provided in the preceding sentence.  During the annual period ended June 30, 2016, the Company paid down $31,197 on the loan, which together with the foreign exchange translation represents the difference between the borrowings as of June 30, 2016 and June 30, 2015.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In September 2015, an accounting standard update was issued to simplify the accounting for measurement-period adjustments in a business combination by eliminating the requirement to restate prior period financial statements for measurement-period adjustments. Under the update, the Company is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The Company elected to early adopt this update. The update is applied prospectively to measurement period adjustments that occur after the effective date.

In November 2015, an accounting standard update was issued which removes the requirement to separate deferred tax liabilities and assets into current and non-current amounts and instead requires all such amounts, as well as any related valuation allowance, to be classified as non-current in the balance sheet. This update is effective for the Company for annual and interim periods beginning January 1, 2017, with early adoption permitted, and is applicable either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

The Company  has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations as of June 30, 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

INDEPENDENT AUDITOR’S REPORT TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

AREM PACIFIC CORPORATION DELAWARE, OHIO

Report on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Arem Pacific Corporation and its subsidiaries, which comprise the consolidated balance sheet as of June 30, 2016 and 2015, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards, generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion.

An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arem Pacific Corporation and its subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

ShineWing Australia

Chartered Accountants

Matthew Schofield

Partner

Melbourne, Australia

September 27, 2016

AREM PACIFIC CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FINANCIAL YEAR ENDED

JUNE 30, 2016 and 2015

AREM PACIFIC CORPORATION

Consolidated Balance Sheets

As at June 30, 2016 and 2015

	Note	2016	2015

Assets
Cash and cash equivalents	4	$39,769	$55,609
Other assets	5	23,988	32,201
Other receivables	6	14,273	19,042
Total current assets		78,030	106,852

Property, plant and equipment, net of accumulated depreciation and amortization	7	42,282	96,792
Total non-current assets		42,282	96,792
Total assets		$120,312	$203,644
Liabilities and Stockholders’ Equity/(Deficit)
Liabilities
Payroll taxes		$916	$28,107
Accrued and other liabilities	8	34,999	32,906
Borrowings	9	129,591	166,919
Total current liabilities		165,506	227,932
Total liabilities		165,506	227,932
Equity
Common stock, $0.000001 par value, 500,000,000 shares authorized and 238,139,104 shares issued and outstanding, respectively		221	211
Additional paid in capital		157,150	157,150
Other comprehensive earnings	10	4,001	49,455
Accumulated losses		(206,566)	(231,104)
Total stockholders’ deficit		(45,194)	(24,288)
Total liabilities and stockholders’ deficit		$120,312	$203,644

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

AREM PACIFIC CORPORATION

Consolidated Statement of Operations

	Note	2016	2015

Revenue		$318,591	$485,724

Operating expenses
Payroll and employee related expense		136,574	311,130
Occupancy expenses		84,730	117,364
Depreciation expense		8,590	16,223
Marketing expenses		-	64,268
General and administrative expenses		50,930	93,064
Total operating expenses		280,824	602,049

Income from operations		37,767	(116,325)

Other income/(expenses)
Loss on assets disposal		(14,102)	(17,660)
Interest income		873	1,513
Total other expenses		(13,229)	(16,147)

Income/(Loss) from continuing operations before income tax expenses		24,538	(132,472)

Income tax expense	11	-	-

Net income/(loss) after income tax expense for the period		24,538	(132,472)
Other comprehensive income
Exchange differences arising on translation of foreign operations		(45,454)	35,050
Other comprehensive (loss)/income		(45,454)	35,050

Total comprehensive loss for the period		($20,916)	($97,422)

Net loss per share
Basic and diluted		-	-
Weighted average number of common stock outstanding
Basic and diluted		229,661,007	161,422,946

The accompanying notes are an integral part of these consolidated financial statements.

AREM PACIFIC CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the year ended June 30, 2016

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Earnings	Accumulated Losses	Total Deficit

Balance at June 30, 2014	126,140,364	$117	$23,550	$14,405	($98,632)	($60,560)
Share issued for cash	78,970,823	73	103,576	-	-	103,649
Share issued for services	22,891,894	21	30,024	-	-	30,045

Loss after income tax expense for the year	-	-	-	-	(132,472)	(132,472)
Other comprehensive income	-	-	-	35,050	-	35,050
Total comprehensive loss for the year	-	-	-	35,050	(132,472)	(97,422)

Balance at June 30, 2015	228,003,081	$211	$157,150	$49,455	($231,104)	($24,288)
Share issued for cash	10,651,487	11	-	-	-	-
Buy back of ordinary shares	(515,464)	(1)	-	-	-	-

Income after income tax expense for the year	-	-	-	-	24,538	24,538
Other comprehensive loss	-	-	-	(45,454)	-	(45,454)
Total comprehensive loss for the year	-	-	-	(45,454)	(206,566)	(20,916)

Balance at June 30, 2016	238,139,104	$221	$157,150	$4,001	($206,566)	($45,194)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

AREM PACIFIC CORPORATION

Consolidated Statement of Cash Flows

For the year ended June 30, 2016 and 2015

	2016	2015

Cash flows from operating activities:
Net income/(loss)	$24,538	($132,472)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	8,590	16,223
Loss on assets disposal	14,102	17,660
Expenses paid by share issued	-	30,045
Net changes in operating assets and liabilities
Decrease in other receivable	4,060	1,499
(Decrease)/increase in other payable and accrued liabilities	(40,835)	2,821
Net cash provided by operating activities	10,445	(64,224)
Cash flows from investing activities
Proceeds from property, plant and equipment disposal	-	9,797
Net cash provided by investing activities	-	9,797
Cash flows from financing activities
Debt repayments	(31,197)	(16,764)
Bank Guarantee	7,010
Proceed from issuance of stock	10	103,649
Net cash used in financing activities	(24,177)	86,885
Effect of exchange rate changes on cash and cash equivalents	(2,108)	(6,522)
Net (decrease)/increase in cash and cash equivalents	(15,840)	25,936
Cash and cash equivalents at the beginning of period	55,609	29,673
Cash and cash equivalents at the end of period	$39,769	$55,609

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

AREM PACIFIC CORPORATION

Notes to Consolidated Statements

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1

Nature of Operations

During the year Arem Pacific Corporation (Delaware) has been focusing of its business to operation of Oriental holistic health centres located in Australia (Victoria) through Arem Pacific Corporation (Arizona) and its wholly owned subsidiary Sanyi Group Pty Ltd. Sanyi Group Pty Ltd initially operated two outlets in Australia, however the lease of one of the outlets in Chirnside Park, Australia (Victoria) was not continued and the operation was ceased in April 2016.

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

1.3

Going Concern Basis

The financial statements have been prepared on the going concern basis, which assumes continuity of normal business activities and the realisation of assets and the settlement of liabilities in the ordinary course of business.

At June 30, 2016, the Group had a current asset deficiency of $87,476 and net asset deficiency of $45,194 (June 30, 2015 current asset deficiency of $121,080 and net asset deficiency $24,288). The Group reported an after tax income of $24,538 for the year (2015 after tax loss: $132,472).

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

(i)

As at June 30, 2016, $129,591 of the borrowings was owed to Xin Jin, a significant shareholder and an officer of the Company and the Director of its wholly owned subsidiary Sanyi Group Pty Ltd.

(ii)

The Directors of the Company have received a Letter of Support from Xin Jin, in which he offers to provide continuing financial support to Sanyi Group Pty Ltd to enable it to meet its liabilities as and when they become due and payable for a period of not less than 13 months from June 30, 016. The loan of $129,591 as at June 30,

AREM PACIFIC CORPORATION

Notes to Consolidated Statements

2016 to Sanyi Group Pty Ltd will not be called upon without giving at least 13 months’ notice.

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

1.4

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

1.5

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

1.6

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

AREM PACIFIC CORPORATION

Notes to Consolidated Statements

1.7

Accounts Receivable

The collectability of accounts receivable is continuously monitored and analysed based upon historical experience. The use of judgment is required to establish a provision for allowance for doubtful accounts for specific customer collection issues identified. The allowance for doubtful accounts was $0 as of June 30, 2015 and June 30, 2016, respectively.

1.8

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

1.9

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

1.10

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

1.11

 Provisions

Provisions are recognised when the Group has a legal or constructive obligation, as a result of past events, for which it is probable that an outflow of economic benefits will result and that outflow can be reliably measured. Provisions are measured using the best estimate of the amounts required to settle the obligation at the end of the reporting period.

AREM PACIFIC CORPORATION

Notes to Consolidated Statements

1.12

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

The Group’s current liabilities include a loan from a significant shareholder which is not interest bearing. The shareholder has provided a letter of support to Sanyi Group Pty Ltd which states that the loan to the Group will not be recalled without giving at least 13 months’ notice. This loan is not evidenced by a promissory note.

Loans are classified as current liabilities unless the Group has an unconditional right to defer settlement of the liability for at least 12 months after the reporting date.

1.13

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

1.14

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

AREM PACIFIC CORPORATION

Notes to Consolidated Statements

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

1.15

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

1.16

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

1.17

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

AREM PACIFIC CORPORATION

Notes to Consolidated Statements

1.18

Recently Issued Accounting Standards

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In September 2015, an accounting standard update was issued to simplify the accounting for measurement-period adjustments in a business combination by eliminating the requirement to restate prior period financial statements for measurement-period adjustments. Under the update, the Company is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The Company elected to early adopt this update. The update is applied prospectively to measurement period adjustments that occur after the effective date.

In November 2015, an accounting standard update was issued which removes the requirement to separate deferred tax liabilities and assets into current and non-current amounts and instead requires all such amounts, as well as any related valuation allowance, to be classified as non-current in the balance sheet. This update is effective for the Company for annual and interim periods beginning January 1, 2017, with early adoption permitted, and is applicable either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

The Group has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Group does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.

Critical Accounting Estimates and Judgements

The Directors evaluate estimates and judgements incorporated into the financial statements based on historical knowledge and best available current information. Estimates assume a reasonable expectation of future events and are based on current trends and economic data, obtained both externally and within the Group.

AREM PACIFIC CORPORATION

Notes to Consolidated Statements

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

4.

Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

AREM PACIFIC CORPORATION

Notes to Consolidated Statements

	2016	2015

Cash at bank	$38,000	$47,165
Petty Cash	1,769	8,444
	$39,769	$55,609

5.

Other Assets

	2016	2015
Current
Deposits paid	$23,989	$32,201

6.

Other Receivables

	2016	2015
Current
Prepayments	$11,139	-
Refundable from the Australian Taxation Office	3,135	19,042
	$14,274	$19,042

7.

Property, Plant and Equipment

	Furniture and fittings	Office equipment	Computers	Motor Vehicles	Plant and equipment	Lease Improvements	Total
At cost
Balance at June 30,2015	3,223	898	12,939	-	20,132	$168,062	205,254
Additions	-	-	-	-	-	-	-
Disposals	-	-	-	-	-	(36,723)	(36,723)
Effect of foreign currency exchange difference	(874)	(244)	(2,738)	-	(5,512)	(50,567)	(59,936)
Balance at June 30,2016	2,349	654	10,201	-	14,620	80,772	108,595

Accumulated depreciation and amortization
Balance at June 30, 2015	($1,986)	($883)	($6,612)	-	($13,836)	($85,145)	($108,462)
Depreciation expense	(110)	(3)	(2,189)	-	(797)	(5,490)	(8,590)
Disposals	-	-	-	-	-	22,345	22,345
Effect of foreign currency exchange difference	498	237	833	-	3,462	23,362	28,392
Balance at June 30, 2016	(1,598)	(649)	(7,968)	-	11,717	44,928	(66,313)

Net book value
As at June 30, 2015	$1,237	$15	$6,327	-	$6,296	$82,917	$96,792
As at June 30, 2016	$1,127	$12	$4,138	-	$5,499	$57,492	$42,282

AREM PACIFIC CORPORATION

Notes to Consolidated Statements

8.

Accrued and Other Liabilities

	2016	2015
Current
Payroll liabilities	$8,387	$20,579
Other payables	26,663	12,327
	$35,009	$32,906

9.

Borrowings

	2016	2015
Current
Loan from related party	$129,591	$166,919

The loan balance above is an unsecured loan from Xin Jin, a significant shareholder and an officer of the Company and the Director of its wholly owned subsidiary Sanyi Group Pty Ltd. The loan bears nil interest per annum.

10.

Other Comprehensive Earnings

	2016	2015
Foreign currency translation reserve	$4,001	$49,455

11.

Income Tax Expense

(a)

The components of tax (expense)/income comprise:

	2016	2015
Current tax
- Australia	-	-
- US	-	-
Total	-	-

Deferred tax
- Australia	-	-
- US	-	-
Total	-	-

AREM PACIFIC CORPORATION

Notes to Consolidated Statements

(b)  The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:
- Australia	$24,538	($132,472)
- US	-	-
Total	-	($132,472)

Income tax expense/(credit) at statutory rate:
- Australia	$7,361	($39,742)
- US	-	-
Total	$7,361	($39,742)

Recoupment of prior year tax losses ay previously brought to account:	($7,361)
Tax losses not recognised as deferred tax assets	-	$39,742
Consolidated income tax expense	-	-

12.

Auditors’ Remuneration

	2016	2015
Auditor of the Group
Audit of the financial report	$21,850	$20,955
Non audit services	6,621	17,146
	$28,471	$38,101

13.

Capital and Leasing Commitments

There was no capital expenditure at June 30, 2016.

The following table summarizes the Group’s future minimum leasing commitments under non-cancellable operating leases at June 30, 2016:

Total
Amounts payable in fiscal year
2017	55,484
2018	58,280
2019	61,194
2020	11,623
$186,581

AREM PACIFIC CORPORATION

Notes to Consolidated Statements

14.

Contingencies

From time to time, the Group is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Group is a party for which management believes the ultimate outcome would have a material adverse effect on the Group’s financial position.

15.

Related Party Transactions

(a)

Parent entity

The ultimate parent entity which exercises control over the Group is Arem Pacific Corporation.

(b)

Subsidiary

Sanyi Group Pty Ltd is a wholly owned subsidiary of Arem Pacific Corporation (Arizona) which is incorporated in Australia.

(c)

Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	2016	2015
Loan from related party	$129,591	$166,919

The loan balance above is an unsecured loan from Xin Jin, a significant shareholder and an officer of the Company and the Director of its wholly owned subsidiary Sanyi Group Pty Ltd. The loan in not evidenced by a promissory note.

16.

Events After the Reporting Period

There has not arisen in the interval between the end of the financial period and the date of these financial statements any other item, transaction or event of a material and unusual nature likely, in the opinion of the Directors of the Company, to affect significantly the operation of the Group, the results of those operations, or the state of affairs of the Group, in future financial years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of April 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2016 or 2015 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, and position of sole executive officers and directors. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Thomas Tang	50	Chief Executive Officer, President and Director
Rocco Scarpari	65	Chairman
Allan Qiu	29	Chief Financial Officer and Director
Xin Jin	36	Vice President/Director of Business Development

Dr. Thomas Tang has been our President and Director since 2008 and has been Chief Executive Officer since August 2014.  He is a medical doctor licensed to practice in Australia. Dr. Tang graduated from Chinese Medical University, Guangzhou, China. In addition, since 2009,  he has assisted in capital raising for a number of Chinese corporations and has substantial experience in international trade with China. Dr. Tang brings a wide range of business experience to our board of directors.

Rocco Scarpari has been our Chairman of the Board (a non officer position) since 2008. For the past 15 years, Mr. Scarpari has been the owner and operator of a small vineyard and orchard located in Mooroopna North, Victoria, Australia. Mr. Scarpari brings a wide range of business experience to our board of directors.

Mr. Allan Qiu has been our Chief Financial Officer and a Director since January 2014.  From 2011 to 2014, he was Chief Financial Officer of Arem Marketing Corp., an affiliated Australian company. From 2009 to 2011, he was the personal assistant of the President of the Company. He graduated with a Masters in Marketing from Melbourne University. Mr. Qui brings to our Board of Directors knowledge of financial management.

Mr. Xin Jin  has been our Vice President/Director of Business Development since June 2013.  From 2005 to 2013, he was sole officer and owner of Sanyi Group Pty Ltd. Mr. Jim received Bachelor of Commerce from Shandong University, China and Diploma of Accounting from Deakin University, Australia. He is directly responsible for managing the Company’s physiotherapy wellness business.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Legal Proceedings

To the best of our knowledge, none of our directors or executive officers, during the past ten years, has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission.

Director Independence

Our Board of Directors is currently composed of three members, whom do not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market).  The NASDAQ independence definition includes a series of objective tests, such as that the directors are not, and have not been for at least three years, one of our employees and that neither the Director, nor any of their family members have engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationship exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer; however, we intend to adopt one in the near future.

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early stage company, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our Directors and Officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

In addition, our Officers have committed to spend a sufficient amount of time and attention to the affairs of the Company to fulfill their respective officer responsibilities. In this regard, generally, each Officer spends between 15 to 40 hours per week on the affairs of the Company, depending on the circumstances. Therefore, we may face conflicts of interest between the time and attention each Officer devotes to the Company and that of their other business interests. In addition, Mr. Xin Jin also is the owner of 14 other wellness centers throughout Melbourne, Australia. As a result of his ownership of these other centers, we may face conflicts between business decisions that he may have to make regarding our operations and that of his other centers. However, Mr. Jin has provided loans to the Company to support the business operations. The current amount of these loans as of the date of this Prospectus is $138,337. He also has provided a Letter of Support to the Company wherein he has agreed that during the period from June 30, 2015 through July 31, 2016, he will provide financial support to the Company to enable it to meet its liabilities as the come due and agreed not to demand repayment of the loan due to him without 13 months prior notice.

Other than as described above, we are not aware of any other conflicts of interest of our executive Officers and Directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred since our incorporation concerning our Director, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Our Officers and Directors have not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to our Directors serving on our Board of Directors.

Item 11. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compen- sation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Thomas Tang (1)	2016	0	0	0	0	0	0
President,	2015	0	0	$3,281	0	0	$3,281
Chief Executive Officer and Director	2014	0	0	0	0	0	0
Xin Jin (2)	2016	0	0	0	0	0	0
Vice President	2015	0	0	$8,531	0	0	$8,531
	2014	0	0	$3,754	0	0	$3,754
Rocco Scarpari (3)	2016	0	0	0	0	0	0
Chairman of Board	2015	0	0	$2,756	0	0	$2,756
	2014	0	0	$696	0	0	$696
Allan Qiu (5)	2016	0	0	0	0	0	0
Chief Financial Officer	2015	0	0	$1,040	0	0	$1,040
	2014	0	0	$262	0	0	$262

(1)

Mr. Tang received 2,500,000 shares of common stock during fiscal year 2015. The shares were valued at $0.0013 per share.

(2)

Mr. Jin received 6,500,000 and 2,860,000 shares of common stock during fiscal year 2015 and 2014 respectively. The shares were valued at $0.0013 per share.

(3)

Mr Scarpari received 2,100,000 and 530,000 shares of common stock during fiscal year 2015 and 2014 respectively. The shares were valued at $0.0013 per share.

(4)

Mr. Qiu became Chief Financial Officer in January 2014. For fiscal years 2015 and 2014, Mr. Qiu received 800,000 and 200,000 shares of common stock respectively. The shares were valued at $0.0013 per share.

Employment Agreements

The Company does not have any employment or other compensation agreement with its executive officers. Moreover, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended June 30, 2015.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2014. No equity awards were made during the fiscal year ended June 30, 2015.

Option Exercises and Stock Vested

No option to purchase our capital stock was exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended June 30, 2015.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended June 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 30, 2016 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 227,487,617 shares of Common Stock outstanding as of September 27, 2016. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership(1)	Class
Officers and Directors
Thomas Tang(2) Chief Executive Officer, President and Director	60,579,700	27%
Rocco Scarpari(2) Chairman of Board	2,630,500	1%
Allan Qui(2) Chief Financial Officer and Director	1,000,000	<1%
Xin Jin Vice President	19,410,000	9%
All officers and directors as a group (5 persons)	83,620,200	36.7%

5% or greater shareholders
Chi Yuen (George) Leong(3)	21,275,000	9.35%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has ownership of and voting power and investment power with respect to our Common stock or Preferred Shares. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)

The address of each shareholder is the address of the Company.

(3)

The address of the shareholder is 311 Lorong Maarof, Bukit Bandaraya, Bangsar, 59000 Kuala Lumpur, Malaysia. Mr. Leong was a  former Chief Executive Officer of the Company and retired in such capacity on August 16, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During fiscal years 2016, 2015 and 2014, the Company made the following stock issuances to its officers and/or directors and greater than 10% holders;

2016

None

2015

During fiscal year 2015, we issued (i)  2,500,000 shares of our common stock to our Chairman, Thomas Tang, (ii) 6,500,000 to our Vice President, Xin Jin, (iii) 2,100,000 shares of our common stock to Rocco Scarpari, our Chairman, (iv) 800,000 shares of our common stock to Mr. Allan Qiu, our Chief Financial Officer, (v) 2,500,000 shares of our common stock to Mr. George Leong, our former Chief Executive Officer, and (vi) 2,000,000 shares of our common stock to Nancy Yang, our secretary and Director. The shares were valued at $0.0013 per share.

2014

During fiscal year 2014, we issued (i) 2,860,000 shares of common stock to our Vice President, Mr. Xin Jin, (ii)  200,000 shares of common stock to Mr. Allan Qiu, and (iii) 530,000 shares to Mr. Rocco Scarpari, our Chairman of the Board. The shares were valued at $0.0013 per share.

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since the beginning of fiscal year 2014 or in any proposed transaction to which we are proposed to be a party which in either case exceeds $120,000 (or 1% of the average of the Company’s assets for the past 2 fiscal years):

•

Any of our directors or officers;

•

Any proposed nominee for election as our director;

•

Any person who beneficially owns or directly or indirectly, shares carrying more than 10% of the voting rights attached to our shares;

•

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

ShineWing Australia is the Company’s current independent registered public accounting firm.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2016	$28,471.00	ShineWing Australia

2015	$38,101.00	ShineWing Australia

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$0
2015	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2016	$0
2015	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2016	$0
2015	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1(a)	Articles of Incorporation of Registrant (1)
3.1(b)	Articles of Incorporation of Arem Pacific Corporation, an Arizona corporation (1)
3.1(c)	Constitution of Sanyi Pty Ltd. (1)
3.2(a)	Bylaws of the Registrant (1)
10.1	Stock Exchange Agreement between the Company and Arem Pacific Corp and its shareholders dated August 8, 2013.(1)
10.2	Acquisition Agreement, dated June 30, 2012, by and between Arem Pacific Corporation and Sanyi Pty Ltd.(1)
10.3	Letter of Support from Mr. Xin Jin. (2)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1*

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

(1)

Filed as an exhibit to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 23, 2015.

(2)

Filed as an exhibit to the Company's Registration Statement on Amendment No. 2 to Form S-1 as filed with the Securities and Exchange Commission on February 9, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arem Pacific Corporation
(Registrant)
Dated: October 5, 2016

Name: Thomas Tang Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer (Principal Executive Officer) and Director	October 5, 2016
Thomas Tang

	Chief Financial Officer (Principal Financial Officer) and Director	October 5, 2016
Allan Qiu

/s/ Rocky Scarpari	Chairman	October 5, 2016
Rock Scarpari