Form 10-Q
period 2016-09-30
AREM PACIFIC Corp
filed 2016-11-18
CIK 1435812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

+61 433-783588
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   246,016,947 common shares issued and outstanding as of November 14, 2016.

AREM PACIFIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

AREM PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

As at September 30, 2016 and June 30, 2016

		As at September 30	As at June 30
	Note	2016	2016
		(unaudited)	(audited)
Assets
Cash and cash equivalents	4	$59,671	$39,769
Other assets	5	24,648	23,988
Other receivables	6	11,545	14,273
Total current assets		95,864	78,030

Property, plant and equipment, net of accumulated depreciation and amortization	7	41,899	42,282
Total non-current assets		41,899	42,282
Total assets		$137,763	$120,312
Liabilities and Stockholders’ Equity/(Deficit)
Liabilities
Payroll taxes		$1,605	$916
Accrued and other liabilities	8	32,939	34,999
Borrowings	9	133,143	129,591
Total current liabilities		167,687	165,506
Total liabilities		167,687	165,506
Equity
Common stock, $0.000001 par value, 500,000,000 shares authorized and 246,016,947 shares issued and outstanding, respectively		229	221
Additional paid in capital		157,150	157,150
Other comprehensive earnings	10	2,848	4,001
Accumulated losses		(190,151)	(206,566)
Total stockholders’ equity/(deficit)		(29,924)	(45,194)
Total liabilities and stockholders’ equity/(deficit)		$137,763	$120,312

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Operations

For the three months ended September 30, 2016 and 2015

		For the 3 months ended September 30
	Note	2016	2015
		(unaudited)	(unaudited)
Revenue		$65,275	$97,339

Operating expenses
Payroll and employee related expense		26,558	43,891
Occupancy expenses		17,816	25,442
Depreciation expense		1,535	2,323
Marketing expenses		-	-
General and administrative expenses		3,142	6,509
Total operating expenses		49,051	78,165

Income from operations		16,224	19,174

Other income
Interest income		191	73
Total other income		191	73

Income from continuing operations before income tax expenses		16,415	19,247

Income tax expense	11	-	-

Net income after income tax expense for the period		16,415	19,247
Other comprehensive income
Exchange differences arising on translation of foreign operations		(1,153)	9,829
Other comprehensive income		(1,153)	9,829

Total comprehensive income for the period		$15,262	$29,076

Net income/(loss) per share
Basic and diluted		-	-
Weighted average number of common stock outstanding
Basic and diluted		242,344,453	228,003,081

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

	For the 3 months ended September 30
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$16,415	$19,247
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	1,535	2,323
Net changes in operating assets and liabilities
Decrease/(Increase) in other receivable	3,102	(7,686)
Decrease in other payable and accrued liabilities	(2,353)	(9,334)
Net cash provided by operating activities	18,699	4,550
Cash flows from investing activities
Proceeds from property, plant and equipment disposal	-	-
Net cash provided by investing activities	-	-
Cash flows from financing activities
Debt repayments	-	(14,516)
Net cash used in financing activities	-	(14,516)
Effect of exchange rate changes on cash and cash equivalents	1,203	(4,508)
Net Increase/ (decrease) in cash and cash equivalents	19,902	(14,474)
Cash and cash equivalents at the beginning of period	39,769	55,609
Cash and cash equivalents at the end of period	$59,671	$41,135

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1

Nature of Operations

During the period Arem Pacific Corporation (Delaware) has been focusing of its business to operation of Oriental holistic health centre located in Australia (Victoria) through Arem Pacific Corporation (Arizona) and its wholly owned subsidiary Sanyi Group Pty Ltd. Sanyi Group Pty Ltd operates one outlet in Australia.

Unless the context indicates otherwise, the term “Group” as used herein includes Arem Pacific Corporation (Delaware), Arem Pacific Corporation (Arizona) and Sanyi Group Pty Ltd.

1.2

Basis of Accounting

The accompanying financial statements include the accounts of Arem Pacific Corporation (Arizona) and its wholly owned subsidiary Sanyi Group Pty Ltd which is a company domiciled in Australia. These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X published by the US Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the prior period net income, accumulated deficit, net assets, or total shareholders' deficit. The Company has evaluated events or transactions through the date of issuance of this report in conjunction with the preparation of these consolidated financial statements. All amounts presented are in US dollars, unless otherwise noted.

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

At September 30, 2016 the Company had a current asset deficiency of $71,823 and net asset deficiency of $29,924 (June 30, 2016 current asset deficiency of $87,476 and net asset deficiency of $45,194). The Company reported an after tax income of $16,415 for the three months ended September 30, 2016 (September 30, 2015 income: $19,247).

Despite the current asset surplus, the Company has prepared the financial statements on a going concern basis that contemplates the continuity of normal business activity, realisation of assets and settlement of liabilities at the amounts recorded in the financial statements in the ordinary course of business.

The Company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

Company has considered the following factors:

(i)

As at September 30, 2016, $133,143 of the borrowings was owed to Xin Jin, a significant shareholder and an officer of the Company and the Director of its wholly owned subsidiary Sanyi Group Pty Ltd.

(ii)

The Directors of the Company have received a Letter of Support from Xin Jin, in which he offers to provide continuing financial support to Sanyi Group Pty Ltd to enable it to meet its liabilities as and when they become due and payable for a period of not less than twelve months from the date of the financial statements. The loan of $133,143 as at September 30, 2016 to Sanyi Group Pty Ltd will not be called upon without giving at least 13 months’ notice.

(iii)

The Company has been able to generate positive cash flows from operating activities for the three months ended September 30, 2016.

If the Company is unable to continue as a going concern it may be required to realise its assets and extinguish its liabilities other than in the ordinary course of business at amounts different from those stated in the financial statements.

The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the company not continue as a going concern.

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

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

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

1.6

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid short term investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short term nature of these instruments.

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

1.7

Accounts Receivable

The collectability of accounts receivable is continuously monitored and analysed based upon historical experience. The use of judgment is required to establish a provision for allowance for doubtful accounts for specific customer collection issues identified. The allowance for doubtful accounts was $0 as of September 30, 2016 and June 30, 2016 respectively.

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

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

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

The Company’s current liabilities include a loan from a shareholder which are not interest bearing. The shareholder has agreed that the loan to the Company will not be recalled without giving at least 13 months’ notice from the date the Directors adopt the annual financial statements.

Loans are classified as current liabilities unless the Group has an unconditional right to defer settlement of the liability for at least 12 months after the reporting date.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

1.13

Revenue Recognition

Revenue is measured at the fair value of the consideration received or receivable after taking into account any discounts.

The Company derives revenue primarily through the provision of therapeutic health services from its Oriental Holistic Health Centres.  Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured. This is generally based on the completion of services provided to the customers at the Oriental Holistic Health Centres and settlement of the transactions either by cash or credit card payments.

Interest revenue is recognised using the effective interest method, which for floating rate financial assets is the rate inherent in the instrument. Dividend revenue is recognised when the right to receive a dividend has been established.

All revenue is stated net of the amount of goods and services tax.

1.14

Income Tax

Taxes payable is based on taxable profit for the period which excludes items of income or expense that are taxable or deductible in other periods. Taxable profit also excludes items that are never taxable or deductible. Company’s liability for current tax is calculated using tax rates that have been enacted or substantively enacted as of the balance sheet date.

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

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

Deferred taxes are not provided on undistributed earnings of subsidiaries when the timing of the reversal of this temporary difference is controlled by Company and is not expected to happen in the foreseeable future. This is applicable for the majority of Company’s subsidiaries.

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

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. This update is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or prospective transition method. The adoption of this standard is expected to result in a reclassification between current and non-current deferred tax assets within the Company’s consolidated balance sheets and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). This update requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. It also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated balance sheets and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASC 606). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update clarifies how an entity identifies performance obligations related to customer contracts as well as help to improve the operability and understanding of the licensing implementation guidance. The amendments in this

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective but will become effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective but will become effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of September 30, 2016.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

2.

Critical Accounting Estimates and Judgements

The Directors evaluate estimates and judgements incorporated into the financial statements based on historical knowledge and best available current information. Estimates assume a reasonable expectation of future events and are based on current trends and economic data, obtained both externally and within the Company.

Key Estimates

(i)

Useful lives

The Company determines the estimated useful lives and related depreciation and amortisation charges for its property, plant and equipment and finite life intangible assets. The useful lives could change significantly as a result of technical innovations or some other event. The depreciation and amortisation charge will increase where the useful lives are less than previously estimated lives, or technically obsolete or non-strategic assets that have been abandoned or sold will be written off or written down.

(ii)

Income tax

The Company is subject to income taxes in the jurisdictions in which it operates. Significant judgement is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Company recognises liabilities for anticipated tax audit issues based on the Company's current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

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

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

(ii)

Impairment

The Company assessed that no indicators of impairment existed at the reporting date and as such no impairment testing was performed.

3.

Segment Information

The consolidated entity operates predominantly in one industry and one geographical segment, those being oriental holistic health services and Australia, respectively.

4.

Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	September 30, 2016	June 30, 2016

Cash at bank	$57,182	$38,000
Petty Cash	2,489	1,769
	$59,671	$39,769

5.

Other Assets

	September 30, 2016	June 30, 2016
Current
Deposits paid	$24,648	$23,988

6.

Other Receivables

	September 30, 2016	June 30, 2016
Current
Prepayment	$11,445	$11,139
Refundable from the Australian Taxation Office	100	3,134
	$11,545	$14,273

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

7.

Property, Plant and Equipment

	Furniture and fittings	Office equipment	Computers	Motor vehicles	Plant and equipment	Lease Improvements	Total
At cost
Balance at July 1, 2016	$2,349	$654	$10,201	-	$14,620	$80,772	$108,596
Additions	-	-	-	-	-	-	-
Disposals	-	-	-	-	-	-	-
Effect of foreign currency exchange difference	64	18	280		401	2,219	2,982
Balance at September 30, 2016	2,413	672	10,481	-	15,021	82,991	111,578

Accumulated depreciation and amortization
Balance at July 1, 2016	(1,598)	(649)	(7,968)	-	(11,171)	(44,928)	(66,314)
Depreciation expense	(24)	(1)	(285)	-	(193)	(1,032)	(1,535)
Disposals	-	-	-	-	-	-	-
Effect of foreign currency exchange difference	(44)	(17)	(221)		(277)	(1,271)	(1,830)
Balance at September 30, 2016	($1,666)	($667)	($8,474)	-	($11,641)	($47,231)	($69,679)

Net book value
As at June 30, 2016	$751	$5	$2,233	-	$3,449	$35,844	$42,282
As at September 30, 2016	$747	$5	$2,007	-	$3,380	$35,760	$41,899

8.

Accrued and Other Liabilities

	September 30, 2016	June 30, 2016
Current
Payroll liabilities	$5,595	$8,386
Other payables	27,344	26,613
	$32,939	$34,999

9.

Borrowings

	September 30, 2016	June 30, 2016
Current
Loan from related party	$133,143	$129,591

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

Included in the loan balance above is an unsecured loan from Xin Jin, a significant shareholder and an officer of the Company and the Director of its wholly owned subsidiary Sanyi Group Pty Ltd. The loan bears nil interest per annum.

10.

Other Comprehensive Earnings

	September 30, 2016	June 30, 2016
Foreign currency translation reserve	$2,848	$4,001

11.

Income Tax Expense

	2016	2015
(a) The components of tax (expense)/income comprise:
Current tax
- Australia	-	-
- US	-	-
Total	-	-

Deferred tax
- Australia	-	-
- US	-	-
Total	-	-

(b) The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit from continuing operations before income tax expense:
- Australia	$16,415	$19,247
- US	-	-
Total	$16,415	$19,247

Income tax expense at statutory rate:
- Australia	$4,924	$5,774
- US	-	-
Total	$4,924	$5,774

Tax expense reconciliation:
Tax losses not recognised as deferred tax assets	-	-
Recoupment of prior years’ losses	(4,924)	(5,774)
Consolidated income tax expense	-	-

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

12.

Capital and Leasing Commitments

There was no capital expenditure at September 30, 2016.

The following table summarizes the Company’s future minimum leasing commitments under non-cancellable operating leases at September 30, 2016:

Total
Amounts payable in fiscal year
2017	43,059
2018	59,881
2019	62,875
2020	8,869
$174,684

13.

Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

AREM PACIFIC CORPORATION

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2016 and 2015

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

(c)

Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	September 30, 2016	June 30, 2016
Loan from related party	$133,143	$129,591

Included in the loan balance above is an unsecured loan from Xin Jin, a significant shareholder and an officer of the Company and the Director of its wholly owned subsidiary Sanyi Group Pty Ltd.

15.

Events After the Reporting Period

There has not arisen in the interval between the end of the financial period and the date of these financial statements any other item, transaction or event of a material and unusual nature likely, in the opinion of the Directors of the Company, to affect significantly the operation of the Company, the results of those operations, or the state of affairs of the Company, in future financial years.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

General.

The following discussion and analysis of the results of operations and financial condition of the Company for Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015, respectively,  should be read in conjunction with the notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of Arem Pacific-Delaware, and its subsidiaries, Arem Pacific-Arizona. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Results of Operations (Unaudited) for the Three months Ended September 30, 2016 Compared to Three months Ended September 30, 2015.

Revenues

Revenues for three month period ended September 30, 2016 was $65,275 compared with $97,339 for the comparable period in 2015. The decrease of $32,064 or 33% for current period is due to the closing of the Chirnside Park location which occurred on April 1, 2016 and the reduction of revenue at our Point Cook location due to the opening of a new competitor near our Point Cook location .

Operating Expenses

Payroll and related expenses for the current three month period was $49,051 compared with $78,165 for the prior three month period. The decrease of $29,114 or 37% from the prior period is due to lower headcount for the current period.

Occupancy expense was $26,558 for the current three month period compared with $43,891 for the prior three month period. The decrease for current period is due to the closing of the Chirnside Park location.

Income (Loss) from Continuing Operations

Income from continuing operations for the current three month period is $16,415 compared with a gain of $19,247 due to reasons discussed above. No income tax was paid for either period.

Other Comprehensive Income

Foreign currency exchange adjustment was $(1,153) for the current three month period compared with $9,829 for the prior three month period. This adjustment is a result of unrealized profit or loss on conversion to U.S. dollars of assets and liabilities that are accounted for in Australian Dollars.

Total Comprehensive Income

Total Comprehensive Income for the current three month period is $15,262 compared with a Total Comprehensive Income of $29,076 due to reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, we had working capital deficit of $71,823 compared with a working capital deficit of $87,476 for June 30, 2016. The improvement in working capital is a result an increase of cash and equivalents on hand.

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

•

Development of a Company website,

•

Increases in advertising and marketing in order to attempt to generate more revenues, and

•

The cost of being a public company.

The Company believes that cash flow from operations together with the financial support that it has received from Mr. Xin Jin will be sufficient to sustain its current level of operations for at least the next 12 months of operations. Mr. Xin Jin, is a significant shareholder and an officer of the Company, has provided a Letter of Support to the Company pursuant to which he has agreed that during the period from June 30, 2015 through

July 31, 2016, he will provide financial support to the Company to enable it to meet its liabilities as the come due and agreed not to demand repayment of an outstanding loan due to him without 13 months prior notice. The loan is not evidenced by a promissory note, bears no interest and is not subject to any specific terms, other than as provided in the preceding sentence.  There has been no movement in the loan during the three month period ended September 30, 2016. The movement in the balance represents the foreign exchange translation.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2016  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold during the three and six months ended September 30, 2016.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and six months ended September 30, 2016 or 2015.

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
Date: November 18, 2016
By:	/s/	Allan Qui
	Name:	Allan Qui
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer) Date: November 18, 2016