Form 10-K/A
period 2016-06-30
AREM PACIFIC Corp
filed 2017-01-25
CIK 1435812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

On October 11, 2016 (“Original Filing Date”), the Company filed its Annual Report on Form 10-K for the annual period ended June 30, 2016. This Amendment No. 1 to Form 10-K amends the originally filed Form 10-K by replacing in its entirety the audit report of the Company’s auditor, ShineWing Australia.  Apart from replacing the audit report, no other changes were made to the originally filed Form 10-K.

Except to the extent expressly set forth herein, this Amendment speaks as of the Original Filing Date and has not been updated to reflect events occurring subsequent to the Original Filing Date other than to correct the stated deficiency.  Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing Date

Table of Contents

PART I

4

Item 1. Business.

4

Item 1A. Risk Factors.

9

Item 1B. Unresolved Staff Comments.

12

Item 2. Properties.

12

Item 3. Legal Proceedings.

13

Item 4. Mine Safety Disclosures.

13

PART II

13

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

13

Item 6. Selected Financial Data.

14

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

14

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

18

Item 8. Financial Statements and Supplementary Data.

18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

36

Item 9B. Other Information.

37

PART III

37

Item 10. Directors, Executive Officers and Corporate Governance.

37

Item 11. Executive Compensation.

39

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

40

Item 13. Certain Relationships and Related Transactions, and Director Independence.

41

Item 14. Principal Accountant Fees and Services.

41

PART IV.

43

Item 15. Exhibits, Financial Statement Schedules.

43

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUINTING FIRM

To the Board of Directors and Stockholders of

Arem Pacific Corporation

Delaware

We have audited the accompanying consolidated balance sheets of Arem Pacific Corporation and its subsidiaries (the “Group”) as of June 30, 2016 and 2015, and the related consolidated income statements, statements of comprehensive income, changes in equity, and cash flows for the years then ended. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arem Pacific Corporation and its subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Shine Wing Australia

ShineWing Australia

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
Dated: January 25, 2017

Name: Thomas Tang Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer (Principal Executive Officer) and Director	January 25, 2017
Thomas Tang

	Chief Financial Officer (Principal Financial Officer) and Director	January 25, 2017
Allan Qiu

/s/ Rocky Scarpari	Chairman	January 25, 2017
Rock Scarpari