Form 10-Q
period 2022-09-30
AREM PACIFIC Corp
filed 2022-11-21
CIK 1435812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File No. 333-207099

Arem Pacific Corporation

(Exact name of the issuer as specified in its charter)

Delaware	26-2124961
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

271 Blackburn Road

Mount Waverly

Victoria, Australia 3149

(Address of Principal Executive Offices)

+(61) 393955324

(Registrant Telephone Number)

The Registrant does not have any securities registered pursuant to Section 12(b) of the Exchange Act.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.000001 par value per share	373,950,544 shares
Class	Outstanding as of November 1, 2022

REFERENCES

In this Quarterly Report, references to the “Registrant,” “Arem Pacific Corporation,” “Arem,” the “Company,” “we,” “our,” “us” and words of similar import, refer to Arem Pacific Corporation, a Delaware corporation, which is the Registrant, and our wholly-owned subsidiaries, Arem Pacific Corporation, an Arizona corporation (“Arem Pacific Arizona”), formed on July 11, 2007; and Sanyi Group Pty. Ltd., an entity organized on September 28, 2005, under the Corporations Act of 2001 of Australia (“Sanyi Group”).

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other historical reports and registration statements filed by us with the United States Securities and Exchange Commission (the “SEC”), including, but not limited to the risk factors outlined in our comprehensive 10-K Annual Report referenced below in the “Explanatory Note,” which are contained in Part I, Item 1A. Risk Factors, thereof. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

EXPLANATORY NOTE

On or about November 21, 2022, we filed our comprehensive Annual Report on Form 10-K in reliance on Section 1320.4 of the SEC Financial Reporting Manual, for the fiscal years June 30, 2022, 2021, 2020, and 2019, and the comparative quarterly periods ended September 30 and December 31, 2021, and 2020, and March 31, 2022, and 2021, as part of our effort to become current in our filing obligations under Section 15(d) of the Exchange Act (the “Annual Report”). This Annual Report was our first periodic report filing with the SEC since the filing of our amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2016, and can be accessed by Hyperlink in Part II, Item 6, of this Quarterly Report. Included in this Annual Report were our audited consolidated financial statements for the fiscal years ended June 30, 2022, 2021, 2020, and 2019, which have not been previously filed with the SEC; and our unaudited quarterly consolidated financial statements for the above referenced comparative quarterly periods.

Any decision by the SEC not to seek the filing of additional reports due for prior annual or quarterly periods does not absolve us from any liability under the Exchange Act for our failure to file all required reports and would not foreclose enforcement action for our filing delinquencies.

2

Arem Pacific Corporation

FORM 10-Q

September 30, 2022

PART I - FINANCIAL STATEMENTS

September 30, 2022

Arem Pacific Corporation

Condensed Consolidated Balance Sheets

		As of September 30, 2022	As of June 30, 2022
	Note	(Unaudited)	(Audited)
		US$	US$
Assets
Cash and cash equivalents	4	146,363	116,963
Other assets	5	19,249	20,395
Other receivables	6	—	207
Total current assets		165,612	137,565

Property, plant and equipment, net of accumulated depreciation	7	—	—
Right-of-use assets, net of accumulated amortization	8	222,808	251,466
Total non-current assets		222,808	251,466
Total assets		388,420	389,031

Liabilities and Stockholders’ Equity/(Deficit)
Liabilities
Accrued and other liabilities	9	85,992	85,025
Borrowings	10	9,124	9,625
Lease liabilities	8	58,330	60,412
Total current liabilities		153,446	155,062

Lease liabilities	8	195,777	223,517
Total non-current liability		195,777	223,517
Total liabilities		349,223	378,579

Equity
Common stock, $0.000001 par value, 500,000,000 shares authorized, 373,950,544 shares issued and outstanding as of September 30, 2022, and June 30, 2022, respectively		356	356
Additional paid in capital		157,150	157,150
Other comprehensive loss	11	(14,130)	(7,434)
Accumulated losses		(104,179)	(139,620)
Total Stockholders’ Equity		39,197	10,452
Total liabilities and Stockholders’ Equity		388,420	389,031

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

		For the Three Months Ended September 30
	Note	2022	2021
		US$	US$
Revenue		77,527	24,849

Operating expenses
Payroll and employee related expense		24,398	12,718
Amortization on right-of-use assets		15,277	16,425
General and administrative expenses		7,760	4,417
Total operating expenses		47,435	33,560

Income/(loss) from operations		30,092	(8,711)

Interest expenses		(2,375)	(3,074)
Other income		7,722	15,876
Interest income		2	1
Total other income/(expenses)		5,349	12,803

Income from continuing operations before income tax expenses		35,441	4,092
Income tax expense	12	—	—
Net income after income tax expense for the period		35,441	4,092

Other comprehensive income
Exchange differences arising on translation of foreign operations		(6,696)	1,089
Other comprehensive (loss)/income		(6,696)	1,089

Total comprehensive income for the period		28,745	5,181

Net income per share
Basic and diluted		0.00007686	0.00001385
Weighted average number of common stock outstanding
Basic and diluted		373,950,544	373,950,544

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Earnings/(Loss)	Accumulated Losses	Total Deficit
		US$	US$	US$	US$	US$
Balance as of June 30, 2022	373,950,544	356	157,150	(7,434)	(139,620)	10,452
Income after income tax expense for the period	—	—	—	—	35,441	35,441
Other comprehensive loss	—	—	—	(6,696)	—	(6,696)
Total comprehensive income for the period	—	—	—	(6,696)	35,441	28,745
Balance as of September 30, 2022	373,950,544	356	157,150	(14,130)	(104,179)	39,197

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30
	2022	2021
	US$	US$

Cash flows from operating activities:
Net income	35,441	4,092
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	15,277	16,425
Interest on lease liabilities	2,375	3,074
Interest income	(2)	(1)
Net changes in operating assets and liabilities
Decrease in other receivables	1,353	1,256
Increase/(decrease) in accrued and other liabilities	967	(984)
Decrease in borrowings	(501)	(5,445)
Cash generated by operating activities	54,910	18,417
Interest received	2	1
Net cash generated by operating activities	54,912	18,418
Cash flows from financing activities
Repayment of interest on lease liabilities	(2,375)	(3,074)
Repayment of lease liabilities	(29,822)	(17,366)
Net cash used in financing activities	(32,197)	(20,440)
Net increase/(decrease) in cash and cash equivalents	22,715	(2,022)
Cash and cash equivalents at the beginning of period	116,963	140,136
Exchange difference on translation of foreign operations	6,685	2,945
Cash and cash equivalents at the end of period	146,363	141,059

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to September 30, 2022

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

1.2         Basis of Accounting

The accompanying financial statements include the accounts its wholly owned subsidiary, Sanyi Group, which is a company domiciled in Australia. These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X published by the U.S. Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated. The Group has evaluated events or transactions through the date of issuance of this report in conjunction with the preparation of these consolidated financial statements. All amounts presented are in US dollars, unless otherwise noted.

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

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to September 30, 2022

1.6         Cash and Cash Equivalents and Concentration of Credit Risk

The Group considers all highly liquid short term investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short term nature of these instruments.

The Group’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held in several Australian bank accounts and time deposit accounts. The Group regularly assesses the level of credit risk we are exposed to and whether there are better ways of managing credit risk. The Group invests its cash and cash equivalents with reputable financial institutions. The Group has not incurred any losses related to these deposits.

1.7         Accounts Receivable

The collectability of accounts receivable is continuously monitored and analised based upon historical experience. The use of judgment is required to establish a provision for allowance for doubtful accounts for specific customer collection issues identified. The allowance for doubtful accounts was Nil as of September 30 and June 30, 2022, respectively.

1.8         Property, plant and Equipment

Property, plant and equipment are recorded at cost. Costs of renewal and improvements that substantially extend the useful lives of assets are capitalised. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from two (2) to ten (10) years.

Derecognition

An item of property, plant and equipment is derecognised upon disposal or when no further economic benefits are expected from its use or disposal.

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

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to September 30, 2022

1.9        Leases (Continued)

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

These accounting policies are applied before the initial application date of ASC842, July 1, 2019:

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

1.10     Accrued and other liabilities

Accrued and other liabilities are carried at amortised cost and, due to their short-term nature, they are not discounted. They represent liabilities for goods and services provided to the Group prior to the end of the financial period that are unpaid and arise when the Group becomes obliged to make future payments in respect of the purchase of these goods and services. The amounts are unsecured and are usually paid within thirty (30) days of recognition.

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

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to September 30, 2022

1.12   Loans and Borrowings (Continued)

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

1.15     Goods and Services Tax (“GST”)

Revenues, expenses and assets are recognised net of the amount of GST, except where the amount of GST incurred is not recoverable from the Australian Taxation Office (“ATO”).

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to September 30, 2022

1.15 Goods and Services Tax (“GST”) (Continued)

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

2.      Critical Accounting Estimates and Judgements

The sole Director evaluates estimates and judgements incorporated into the financial statements based on historical knowledge and best available current information. Estimates assume a reasonable expectation of future events and are based on current trends and economic data, obtained both externally and within the Group.

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

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to September 30, 2022

Key Estimates (Continued)

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

4.      Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	September 30, 2022	June 30, 2022
	US$	US$

Cash at bank	133,002	106,942
Petty Cash	13,361	10,021
	146,363	116,963

5.      Other Assets

	September 30, 2022	June 30, 2022
	US$	US$

Current
Deposits paid	19,249	20,395

6.      Other Receivables

	September 30, 2022	June 30, 2022
	US$	US$

Current
Refundable from the Australian Taxation Office	—	207

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to September 30, 2022

7.      Plant and Equipment

	Furniture and fittings	Office equipment	Computers	Motor Vehicles	Plant and equipment	Lease Improvements	Total
At cost
Balance as of June 30, 2022	33,963	607	9,463	33,045	13,566	74,929	165,573
Effect of foreign currency exchange difference	(1,908)	(34)	(532)	(1,856)	(762)	(4,209)	(9,301)
Balance as of September 30, 2022	32,055	573	8,931	31,189	12,804	70,720	156,272

Accumulated depreciation
Balance as of June 30, 2022	33,963	607	9,463	33,045	13,566	74,929	165,573
Effect of foreign currency exchange difference	(1,908)	(34)	(532)	(1,856)	(762)	(4,209)	(9,301)
Balance as of September 30, 2022	32,055	573	8,931	31,189	12,804	70,720	156,272

Net book value
As of June 30, 2022	—	—	—	—	—	—	—
As of September 30, 2022	—	—	—	—	—	—	—

8.      LEASES

Company as a lessee

The Company has lease contract for land and building. The Company’s obligations under these leases are secured by the lessor’s title to the leased assets. The Company is restricted from assigning and subleasing the leased assets.

(a)	Right-of-use assets

	Shop lot	Total
	US$	US$
Cost
Balance as of June 30, 2022	438,119	438,119
Effect of foreign currency exchange difference	(13,381)	(13,381)
Balance as of September 30, 2022	424,738	424,738

Accumulated amortization
Balance as of June 30, 2022	186,653	186,653
Amortization	15,277	15,277
Balance as of September 30, 2022	201,930	201,930

Net carrying amount
As of June 30, 2022	251,466	251,466
As of September 30, 2022	222,808	222,808

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to September 30, 2022

8.      LEASES (Continued)

(b)	Lease liabilities

The carrying amounts of lease liabilities is as follows:

	September 30, 2022	June 30, 2022
	US$	US$
Current
Lease liabilities	58,330	60,412

Non Current
Lease liabilities	195,777	223,517
	254,107	283,929

9.      Accrued and Other Liabilities

	September 30, 2022	June 30, 2022
	US$	US$
Current
Payroll liabilities	1,670	3,054
Other payables	84,322	81,971
	85,992	85,025

10.      Borrowings

	September 30, 2022	June 30, 2022
	US$	US$
Loan from related party
Current
Balance as of June 30, 2022	16,885	123,274
Repayment	(2,069)	(103,335)
Effect of foreign currency exchange difference	(949)	(10,314)
Balance as of September 30, 2022	13,867	9,625

The loan balance above is an unsecured loan from Xin Jin, a significant shareholder, who is the CEO, CFO and the sole director of the Company. The loan is non-trade, non-interest bearing and repayable on demand.

11.      Other Comprehensive Loss

	September 30, 2022	June 30, 2022
	US$	US$

Foreign currency translation reserve	(14,130)	(7,434)

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to September 30, 2022

12.      Income Tax Expense

	September 30, 2022	September 30, 2021
	US$	US$
(a) The components of tax (expense)/income comprise:
Current tax
- Australia	—	—
- US	—	—
Total	—	—
Deferred tax
- Australia	—	—
- US	—	—
Total	—	—

(b) The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:
Profit/(loss) from continuing operations before income tax expense:
- Australia	35,441	4,092
- U.S.	—	—
Total	35,441	4,092

Income tax expense at statutory rate:
- Australia	10,632	1,228
- U.S.	—	—
Total	10,632	1,228

Recoupment of prior year tax losses ay previously brought to account:	(10,632)	(1,228)
Consolidated income tax expense	—	—

13.      Capital Commitments

There was no capital expenditure as of September 30, 2022.

14.      Contingencies

From time to time, the Group is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Group is a party for which management believes the ultimate outcome would have a material adverse effect on the Group’s financial position.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to September 30, 2022

15.      Related Party Transactions

(a)	Parent entity

The ultimate parent entity which exercises control over the Group is Arem Pacific Corporation.

(b)	Subsidiary

Sanyi Group is a wholly owned subsidiary of the Company and is incorporated in Australia.

(c)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	September 30, 2022	June 30, 2022
	US$	US$
Loan from related party	9,124	9,625

The loan balance above is an unsecured loan from Xin Jin, a significant shareholder and the CEO, CFO and the sole director of the Company. The loan is non-trade, non-interest bearing and repayable on demand.

16.      Events After the Reporting Period

There has not arisen in the interval between the end of the financial period and the date of these financial statements any other item, transaction or event of a material and unusual nature likely, in the opinion of the Management of the Company, to affect significantly the operation of the Group, the results of those operations, or the state of affairs of the Group, in future financial years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Overview of Current and Planned Business Operations

Through Sanyi Group, we are engaged in providing wellness services that include acupressure/reflexology, massage therapy and cupping. We offer various types of massage therapy, such as Swedish, deep tissue and hot stone oil, among others, all as discussed in Item 1. Business, above. We primarily rely on our promotional activities and our shopping centre location in attracting new customers and maintaining our current customers.

We have identified future partners from strategic cities in China to help us exploit and expand to the China market for our wellness services in the major cities of China, including Guangzhou, Shenzhen, Fujian, Sichuan, Beijing, Shanghai for fiscal 2023, though these plans are subject to the uncertainties related to the coronavirus pandemic and are currently on hold.

On March 11, 2020, the World Health Organisation declared the coronavirus outbreak as a pandemic owing to its rapid spread across the globe. A series of precautionary and control measures have been and continue to be implemented across the world by reason of this declaration and the recent furtherance of the pandemic attributable to variants of the coronavirus outbreak.

Overview of Current and Planned Business Operations (Continued)

The Australian Government imposed a Movement Control Order (“MCO”) through its Australian Health Protection Principal Committee (“AHPPC”) on February 27, 2020. Following that MCO, it implemented various MCO’s to include travel restrictions and lockdowns to curb the spread of the Covid-19 outbreak in Australia. Consequently, the MCO’s have resulted material adverse effects on Australia’s economy for 2020 and beyond, with variants that continue to pose increased public exposure around the world. On July 6, 2022, border restrictions for people travelling to and from Australia were lifted.

We have accounted for the impact of the pandemic and its consequential effects on our results of operations in our financial statements for the financial fiscal years ended September 30, 2022, and 2021. The Company had slowly recovered from the Covid-19 pandemic, and that has resulted in a positive impact on our performance for the quarter ended September 30, 2022. Our revenue and the profit for the quarter ended September 30, 2022, has increased significantly as compared to the quarter ended September 30, 2021.

Results of Operations

Comparison of the quarter ended September 30, 2022, to the quarter ended September 30, 2021

Revenue

For the three months ended September 30, 2022, we had revenue of US$77,527, compared to the three months ended September 30, 2021, of US$24,849, or an increase of US$52,678. The increased revenue resulted from the Australian Government Authority starting to allow occasional people movement and the removal of Covid-19 lockdowns, allowing our wellness centre to be open for business. The opening of the business operation and the cessation of the lockdown supported a higher revenue.

Payroll and employee related expense

For the three months ended September 30, 2022, our payroll and employee related expense was US$24,398, compared to the three months ended September 30, 2021, of US$12,718, or an increase of US$11,680. The payroll and employee related expense including superannuation contribution, employee membership fees, labour hiring costs and staff amenities were higher too.

Amortization Right-of-Use Assets

For the three months ended September 30, 2022, the amortization right-of-use assets decreased by US$1,148 to US$15,277, compared to the three months ended September 31, 2021, of US$16,425. This decrease was due to foreign exchange translation.

General and Administrative Expenses

For the three months ended September 30, 2022, general and administrative expense increased by US$3,343 to US$7,760, compared to the three months ended September 30, 2021, of US$4,417. The lower expense for September 30, 2021, resulted from the wellness centre being closed for a much longer period during the Covid-19 pandemic as Australian Government Authority imposed longer and frequent shutdown periods and restricted people movement. However, the of business activity in the latter part of fiscal year 2022 had incurred cost associated with its usual operations, based upon being open for customary hours and periods.

Operating Expenses

For the three months ended September 30, 2022, our operating expenses were US$47,435, compared to the three months ended September 30, 2021, of US$33,560. Operating expenses consisted of payroll and employee related expenses, depreciation on right-of-use assets, and general and administrative expenses. The increase was primarily a result of the relaxation of the lockdown and other restrictions of the MCO, which allowed our wellness centre operations to be fully operational during the three months ended September 30, 2022.

Net Income

For the three months ended September 30, 2022, we had a net income after income tax of US$35,441, compared to the three months ended September 30, 2021, US$4,092. The increase in revenue was directly related to our additional operating hours during the three months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had US$146,363 in cash and cash equivalents on hand.

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

Recent accounting Pronouncements (Continued)

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

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three-month period ended September 30, 2022.

Critical Accounting Policies

Concentrations of Credit Risk

The Group’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held in several Australian bank accounts and time deposit accounts. The Group regularly assesses the level of credit risk we are exposed to and whether there are better ways of managing credit risk. The Group invests its cash and cash equivalents with reputable financial institutions. The Group has not incurred any losses related to these deposits.

Concentration of Major Customer

Our concentration of revenue from customers in our facility that is located in a shopping centre in Victoria, Australia, makes it reasonably possible that we are vulnerable to the risk of a long-term adverse impact, especially with the current rise in variants of this coronavirus that have recently increased public exposure and the number of reported cases of this virus. As a result, governments and other authorities around the world continue to implement significant measures as deemed necessary to control the spread of the virus. While many of these restrictions have been lifted as the rates of Covid-19 infections have decreased or stabilized and as various vaccines have become more widely available, a resurgence of Covid-19 and the impact of variants of the virus that causes Covid-19 may result in the reinstatement of social distancing measures; business closures; lockdowns; restrictions on operations; quarantines and travel bans, among other restrictive measures. In addition, any government mandates that require Covid-19 vaccination or other employee behaviors may result in employee attrition at the Company or its suppliers or customers and may create difficulties in satisfying future employment and supply requirements.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2022, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, our management assessed the effectiveness of our internal control over the financial reporting as of September 30, 2022, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of September 30, 2022, and continue to be ineffective, due to the following material weaknesses:

•	lack of sufficient accounting personnel qualified in US GAAP and SEC reporting; and

•	insufficient accounting staff, which results in a failure to segregate duties sufficiently to ensure a timely and proper preparation and review of the financial statements.

We have taken steps to remediate the material weaknesses in our internal control over financial reporting practicable by:

•	hiring additional internal staff familiar with US GAAP and SEC reporting. In the past couple of years, we have made offers to hire accounting personnel familiar with US GAAP and SEC reporting experience, but has as of yet been unable to hire a suitable candidate. We now plan to hire a professional recruitment agency to assist us in the identification and selection of appropriate candidates.

•	Enhance staff awareness of laws and regulations by conducting more trainings.

•	hiring sufficient staff to adequately segregate responsibilities and insure timely preparation of financial statements; and providing training to our accounting personnel on US GAAP, SEC reporting and other regulatory requirements regarding the preparation of financial statements. Our financial personnel attended US GAAP and SEC reporting training sessions organized by an international accounting firm. We plan to hold similar US GAAP and SEC reporting training on a regular basis.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to satisfy these requirements by providing the management’s report only.

Changes in Internal Control Over Financial Reporting

With the exception of commencing the process of implementing the foregoing steps to resolve the weaknesses in our internal controls, there have been no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2022.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required of smaller reporting companies like us; however, see Part I, Item 1A. Risk Factors, of our 10-K Annual Report for the fiscal year ended June 30, 2022 (see the caption “Explanatory Note” at the forepart of this Quarterly Report), which Annual Report can be accessed by Hyperlink in Part II, Item 6 hereof, for a list of “Risk Factors.”

Further, our business operations could be impacted by the current world health crisis related to the Covid-19 pandemic. See the caption “COVID-19 PANDEMIC” at the forepart of our 10-K Annual Report for the fiscal year ended June 30, 2022, for additional information about the Covid-19 pandemic, including the world-wide declaration of the Covid-19 pandemic by the World Health Organisation (“WHO”), and current information about the pandemic restrictions in Australia and China.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3(i)	Restated Certificate of Incorporation	Filed with our Annual Report for the year ended June 30, 2022 filed on November 21, 2022, and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with our Annual Report for the year ended June 30, 2022 filed on November 21, 2022, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended June 30, 2022, and filed with the SEC on November 21, 2022.

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

