Form 10-Q
period 2022-12-31
Arem Pacific Corp
filed 2023-02-14
CIK 1435812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.000001 par value per share	373,950,544 shares
Class	Outstanding as of December 31, 2022

REFERENCES

In this Quarterly Report for the quarter ended December 31, 2022 (the “Quarterly Report”), references to the “Registrant,” “Arem Pacific Corporation,” “Arem,” the “Company,” “we,” “our,” “us” and words of similar import, refer to Arem Pacific Corporation, a Delaware corporation, which is the Registrant, and our wholly-owned subsidiaries, Arem Pacific Corporation, an Arizona corporation (“Arem Pacific Arizona”), formed on July 11, 2007; and Sanyi Group Pty. Ltd., an entity organized on September 28, 2005, under the Corporations Act of 2001 of Australia (“Sanyi Group”).

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

EXPLANATORY NOTE

On or about November 21, 2022, we filed our comprehensive Annual Report on Form 10-K in reliance on Section 1320.4 of the SEC Financial Reporting Manual, for the fiscal years ended June 30, 2022, 2021, 2020, and 2019, and the comparative quarterly periods ended September 30 and December 31, 2021, and 2020, and March 31, 2022, and 2021, as part of our effort to become current in our reporting obligations under Section 15(d) of the Exchange Act (the “Annual Report”). That Annual Report was our first periodic report filing with the SEC since the filing of our amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2016, and can be accessed by Hyperlink in Part II, Item 6, of this Quarterly Report. Included in our comprehensive Annual Report were our audited consolidated financial statements for the fiscal years ended June 30, 2022, 2021, 2020, and 2019, which had not been previously filed with the SEC; and our unaudited quarterly consolidated financial statements for the above referenced comparative quarterly periods.

Any decision by the SEC not to seek the filing of additional reports due for prior annual or quarterly periods does not absolve us from any liability under the Exchange Act for our failure to file all required reports and would not foreclose enforcement action for our filing delinquencies.

2

Arem Pacific Corporation

FORM 10-Q

December 31, 2022

PART I - FINANCIAL STATEMENTS

December 31, 2022

Arem Pacific Corporation

Condensed Consolidated Balance Sheets

		As of December 31, 2022	As of June 30, 2022
	Note	(Unaudited)	(Audited)
		US$	US$
Assets
Cash and cash equivalents	4	181,533	116,963
Other assets	5	20,185	20,395
Other receivables	6	2,064	207
Total current assets		203,782	137,565

Property, plant and equipment, net of accumulated depreciation	7	—	—
Right-of-use assets, net of accumulated amortization	8	217,022	251,466
Total non-current assets		217,022	251,466
Total assets		420,804	389,031

Liabilities and Stockholders’ Equity
Liabilities
Accrued and other liabilities	9	88,077	85,025
Borrowings	10	16,041	9,625
Lease liabilities	8	60,851	60,412
Total current liabilities		164,969	155,062

Lease liabilities	8	181,297	223,517
Total non-current liability		181,297	223,517
Total liabilities		346,266	378,579

Equity
Common stock, $0.000001 par value, 500,000,000 shares authorized, 373,950,544 shares issued and outstanding as of December 31, 2022, and June 30, 2022, respectively		356	356
Additional paid in capital		157,150	157,150
Other comprehensive loss	11	(7,937)	(7,434)
Accumulated losses		(75,031)	(139,620)
Total Stockholders’ Equity		74,538	10,452
Total liabilities and Stockholders’ Equity		420,804	389,031

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

		For the Three Months Ended December 31,		For the Six Months Ended December 31,
	Note	2022	2021	2022	2021
		US$	US$	US$	US$
Revenue		90,130	75,991	167,657	100,840

Operating expenses
Payroll and employee related expense		21,536	23,439	45,934	36,157
Amortization on right-of-use assets		14,681	16,285	29,958	32,710
General and administrative expenses		22,678	5,608	30,438	10,025
Total operating expenses		58,895	45,332	106,330	78,892

Income/(loss) from operations		31,235	30,659	61,327	21,948

Interest expenses		(2,173)	(2,920)	(4,548)	(5,994)
Other income		—	12,242	7,722	28,118
Interest income		86	77	88	78
Total other income/(expenses)		(2,087)	9,399	3,262	22,202

Income from continuing operations before income tax expenses		29,148	40,058	64,589	44,150
Income tax expense	12	—	—	—	—
Net income after income tax expense for the period		29,148	40,058	64,589	44,150

Other comprehensive income
Exchange differences arising on translation of foreign operations		6,193	(334)	(503)	740
Other comprehensive (loss)/income		6,193	(334)	(503)	740

Total comprehensive income for the period		35,341	39,724	64,086	44,890

Net income per share
Basic and diluted		0.00009451	0.00010623	0.00017138	0.00012004
Weighted average number of common stock outstanding
Basic and diluted		373,950,544	373,950,544	373,950,544	373,950,544

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Earnings/(Loss)	Accumulated Losses	Total Deficit
		US$	US$	US$	US$	US$
Balance as of June 30, 2022	373,950,544	356	157,150	(7,434)	(139,620)	10,452
Income after income tax expense for the period	—	—	—	—	64,589	64,589
Other comprehensive loss	—	—	—	(503)	—	(503)
Total comprehensive income for the period	—	—	—	(503)	64,589	64,086
Balance as of December 31, 2022	373,950,544	356	157,150	(7,937)	(75,031)	74,538

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31
	2022	2021
	US$	US$

Cash flows from operating activities:
Net income	64,589	44,150
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	29,958	32,710
Interest on lease liabilities	2,173	5,994
Interest income	(88)	(78)
Net changes in operating assets and liabilities
Decrease in other receivables	(1,646)	1,055
Increase/(decrease) in accrued and other liabilities	3,052	29,421
Decrease in borrowings	6,416	(113,413)
Cash generated by / (used in) operating activities	104,454	(161)
Interest received	88	78
Net cash generated by / (used in) operating activities	104,542	(83)
Cash flows from financing activities
Repayment of interest on lease liabilities	(2,173)	(5,994)
Repayment of lease liabilities	(41,781)	(34,862)
Net cash used in financing activities	(43,954)	(40,856)
Net increase/(decrease) in cash and cash equivalents	60,588	(40,939)
Cash and cash equivalents at the beginning of period	116,963	140,136
Exchange difference on translation of foreign operations	3,983	(11,297)
Cash and cash equivalents at the end of period	181,534	87,900

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to December 31, 2022

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1         Nature of Operations

Arem Pacific Corporation (Delaware), sometimes referred to as the “Company” below, has been focusing of its business to the operation of an Oriental holistic health wellness centre located in Australia (Victoria) through its wholly-owned subsidiary Sanyi Group Pty. Ltd. (“Sanyi Group”). Sanyi Group operates one wellness centre in Victoria, Australia.

Unless the context indicates otherwise, the term “Group” as used herein includes the Company and Sanyi Group.

1.2         Basis of Accounting

The accompanying financial statements include the accounts its wholly-owned subsidiary, Sanyi Group, which is a company domiciled in Australia. These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X published by the U.S. Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated. The Group has evaluated events or transactions through the date of issuance of this report in conjunction with the preparation of these consolidated financial statements. All amounts presented are in U.S. dollars, unless otherwise noted.

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

1.5         Foreign Currency Translation

The functional currency of our foreign subsidiary is its local currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at period-end exchange rates; stockholders’ equity is translated at the historical rates; and the consolidated statement of operations and cash flows are translated at average exchange rates during the reporting periods. Resulting translation adjustments are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. A component of accumulated other comprehensive income will be released into income when the Group executes a partial or complete sale of an investment in a foreign subsidiary or a group of assets of a foreign subsidiary considered a business and/or when the Group no longer holds a controlling financial interest in a foreign subsidiary or group of assets of a foreign subsidiary considered a business.

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

For The Period Ended From June 30, 2022, to December 31, 2022

1.6         Cash and Cash Equivalents and Concentration of Credit Risk

The Group considers all highly liquid short term investments with original maturities of three (3) months or less at the date of acquisition to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short term nature of these instruments.

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

1.7         Accounts Receivable

The collectability of accounts receivable is continuously monitored and analised based upon historical experience. The use of judgement is required to establish a provision for allowance for doubtful accounts for specific customer collection issues identified. The allowance for doubtful accounts was Nil as of December 31 and June 30, 2022, respectively.

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

For The Period Ended From June 30, 2022, to December 31, 2022

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

1.10     Accrued and other liabilities

Accrued and other liabilities are carried at amortised cost and, due to their short-term nature; they are not discounted. They represent liabilities for goods and services provided to the Group prior to the end of the financial period that are unpaid and arise when the Group becomes obliged to make future payments in respect of the purchase of these goods and services. The amounts are unsecured and are usually paid within thirty (30) days of recognition.

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

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to December 31, 2022

1.12   Loans and Borrowings (Continued)

The Group’s current liabilities include a loan from a significant shareholder, which is not interest bearing. The shareholder has provided a letter of support to Sanyi Group which states that the loan to the Group will not be recalled without giving at least thirteen (13) months’ notice. This loan is not evidenced by a promissory note.

Loans are classified as current liabilities unless the Group has an unconditional right to defer settlement of the liability for at least twelve (12) months after the reporting date.

1.13     Revenue Recognition

Revenue is measured at the fair value of the consideration received or receivable after taking into account any discounts.

The Group derives revenue primarily through the provision of therapeutic health services from its Oriental holistic health centre. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured. This is generally based on the completion of services provided to the customers at the Oriental holistic health centre and settlement of the transactions either by cash or credit card payments.

Interest revenue is recognised using the effective interest method, which for floating rate financial assets is the rate inherent in the instrument. Dividend revenue is recognised when the right to receive a dividend has been established.

All revenue is stated net of the amount of goods and services tax.

1.14     Income Tax

Taxes payable are based on taxable profit for the period, which excludes items of income or expense that are taxable or deductible in other periods. Taxable profit also excludes items that are never taxable or deductible. The Group’s liability for current tax is calculated using tax rates that have been enacted or substantively enacted as of the balance sheet date.

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

Deferred income tax expense represents the change in deferred tax asset and liability balances during the periods discussed, except for the deferred tax related to items recognised in other comprehensive income or resulting from a business combination or disposal. Changes resulting from amendments and revisions in tax laws and tax rates are recognised when the new tax laws or rates become effective or are substantively enacted. Uncertain tax positions are recognised in the financial statements based on management’s expectations.

Deferred tax assets and liabilities are offset when there is a legally enforceable right to set off current tax assets against current tax liabilities, when they are related to income taxes levied by the same taxation authority, and when the Group intends to settle its current tax assets and liabilities on a net basis.

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

For The Period Ended From June 30, 2022, to December 31, 2022

1.15 Goods and Services Tax (“GST”) (Continued)

Receivables and payables are stated inclusive of the amount of GST receivable or payable. The net amount of GST recoverable from, or payable to, the ATO, is included with other receivables or payables in the statement of financial position.

Cash flows are presented on a gross basis. The GST components of cash flows arising from investing or financing activities, which are recoverable from or payable to the ATO, are presented as operating cash flows included in receipts from customers or payments to suppliers.

1.16     Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing income or losses available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed similar to basic net income or losses per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per common share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for any outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the periods discussed. Under if–converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

1.17     Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is presented net of applicable income taxes in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders’ equity instead of net income (loss).

2.      Critical Accounting Estimates and Judgements

The sole Director evaluates estimates and judgements incorporated into the financial statements based on historical knowledge and best available current information. Estimates assume a reasonable expectation of future events and are based on current trends and economic data, obtained both externally and within the Group.

Key Estimates

(i)	Useful lives:

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

(ii)	Income tax:

The Group is subject to income taxes in the jurisdictions in which it operates. Significant judgement is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Group recognises liabilities for anticipated tax audit issues based on the Group’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to December 31, 2022

Key Estimates (Continued)

(iii)	Fair value measure of shares issued:

The calculation of the fair value of shares issued requires significant estimate to be made in regards to several variables. The estimations made are subject to variability that may alter the overall fair value determined.

Key Judgements

(i)	Provision for impairment of receivables:

The provision for impairment of receivables assessment requires a degree of estimation and judgement. The level of provision is assessed by taking into account the recent sales experience, the ageing of receivables, historical collection rates and specific knowledge of the individual debtors’ financial position.

(ii)	Impairment:

The Group assessed that no indicators of impairment existed at the reporting date and as such no impairment testing was performed.

3.      Segment Information

The consolidated entity operates predominantly in one (1) industry and one (1) geographical segment, those being Oriental holistic health services and Australia, respectively.

4.      Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	December 31, 2022	June 30, 2022
	US$	US$

Cash at bank	163,095	106,942
Petty Cash	18,438	10,021
	181,533	116,963

5.      Other Assets

	December 31, 2022	June 30, 2022
	US$	US$

Current
Deposits paid	20,185	20,395

6.      Other Receivables

	December 31, 2022	June 30, 2022
	US$	US$

Current
Refundable from the Australian Taxation Office	2,064	207

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to December 31, 2022

7.      Plant and Equipment

	Furniture and fittings	Office equipment	Computers	Motor Vehicles	Plant and equipment	Lease Improvements	Total
At cost
Balance as of June 30, 2022	33,963	607	9,463	33,045	13,566	74,929	165,573
Effect of foreign currency exchange difference	(562)	(10)	(157)	(547)	(224)	(1,240)	(2,740)
Balance as of December 31, 2022	33,401	597	9,306	32,498	13,342	73,689	162,833

Accumulated depreciation
Balance as of June 30, 2022	33,963	607	9,463	33,045	13,566	74,929	165,573
Effect of foreign currency exchange difference	(562)	(10)	(157)	(547)	(224)	(1,240)	(2,740)
Balance as of December 31, 2022	33,401	597	9,306	32,498	13,342	73,689	162,833

Net book value
As of June 30, 2022	—	—	—	—	—	—	—
As of December 31, 2022	—	—	—	—	—	—	—

8.      LEASES

Company as a lessee

The Company has lease contract for land and building. The Company’s obligations under these leases are secured by the lessor’s title to the leased assets. The Company is restricted from assigning and subleasing the leased assets.

(a)	Right-of-use assets

	Shop lot	Total
	US$	US$
Cost
Balance as of June 30, 2022	438,119	438,119
Effect of foreign currency exchange difference	(4,486)	(4,486)
Balance as of December 31, 2022	433,633	433,633

Accumulated amortization
Balance as of June 30, 2022	186,653	186,653
Amortization	29,958	29,958
Balance as of December 31, 2022	216,611	216,611

Net carrying amount
As of June 30, 2022	251,466	251,466
As of December 31, 2022	217,022	217,022

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to December 31, 2022

8.      LEASES (Continued)

(b)	Lease liabilities

The carrying amounts of lease liabilities is as follows:

	December 31, 2022	June 30, 2022
	US$	US$
Current
Lease liabilities	60,851	60,412

Non-Current
Lease liabilities	181,297	223,517
	242,148	283,929

9.      Accrued and Other Liabilities

	December 31, 2022	June 30, 2022
	US$	US$
Current
Payroll liabilities	1,843	3,054
Other payables	86,234	81,971
	88,077	85,025

10.      Borrowings

	December 31, 2022	June 30, 2022
	US$	US$
Loan from related party
Current
Balance as of June 30, 2022	9,625	123,274
Advance/(Repayment)	6,575	(103,335)
Effect of foreign currency exchange difference	(159)	(10,314)
Balance as of December 31, 2022	16,041	9,625

The loan balance above is an unsecured loan from Xin Jin, a significant shareholder, who is the CEO, CFO and the sole director of the Company. The loan is non-trade, non-interest bearing and repayable on demand.

11.      Other Comprehensive Loss

	December 31, 2022	June 30, 2022
	US$	US$

Foreign currency translation reserve	(7,937)	(7,434)

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to December 31, 2022

12.      Income Tax Expense

	December 31, 2022	December 31, 2021
	US$	US$
(a) The components of tax (expense)/income comprise:
Current tax
- Australia	—	—
- US	—	—
Total	—	—
Deferred tax
- Australia	—	—
- US	—	—
Total	—	—

(b) The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:
Profit/(loss) from continuing operations before income tax expense:
- Australia	64,589	44,890
- U.S.	—	—
Total	64,589	44,890

Income tax expense at statutory rate:
- Australia	19,377	13,467
- U.S.	—	—
Total	19,377	13,467

Recoupment of prior year tax losses ay previously brought to account:	(19,377)	(13,467)
Consolidated income tax expense	—	—

13.      Capital Commitments

There was no capital expenditure as of December 31, 2022.

14.      Contingencies

From time to time, the Group is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Group is a party for which management believes the ultimate outcome would have a material adverse effect on the Group’s financial position.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to December 31, 2022

15.      Related Party Transactions

(a)	Parent entity

The ultimate parent entity which exercises control over the Group is Arem Pacific Corporation.

(b)	Subsidiary

Sanyi Group is a wholly-owned subsidiary of the Company and is incorporated in Australia.

(c)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	December 31, 2022	June 30, 2022
	US$	US$
Loan from related party	16,041	9,625

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

(This space intentionally left blank)

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

Overview of Current and Planned Business Operations

Through Sanyi Group, we are engaged in providing wellness services that include acupressure/reflexology, massage therapy and cupping. We offer various types of massage therapy, such as Swedish, deep tissue and hot stone oil, among others, all as discussed in Item 1. Business, of our Annual Report that is available by Hyperlink in Part II, Item 6 hereof. We primarily rely on our promotional activities and our shopping centre location in attracting new customers and maintaining our current customers.

We have identified future partners from strategic cities in China to help us exploit and expand to the China market for our wellness services in certain major cities of China, including Guangzhou, Shenzhen, Fujian, Sichuan, Beijing, Shanghai for fiscal 2023, though these plans are subject to the uncertainties related to the coronavirus pandemic and are currently on hold.

On March 11, 2020, the World Health Organisation declared the coronavirus outbreak as a pandemic owing to its rapid spread across the globe. A series of precautionary and control measures have been and continue to be implemented across the world by reason of this declaration and the recent furtherance of the pandemic attributable to variants of the coronavirus outbreak (“Covid-19).

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

We have accounted for the impact of the pandemic and its consequential effects on our results of operations in our financial statements for the financial fiscal years ended December 31, 2022, and 2021. The Company has slowly recovered from the Covid-19 pandemic, and that has resulted in a positive impact on our performance for the quarter ended December 31, 2022. Our revenue and the profit for the quarter ended December 31, 2022, has increased significantly as compared to the quarter ended December 31, 2021.

Results of Operations

Comparison of the quarter ended December 31, 2022, to the quarter ended December 31, 2021

Revenue

For the three months ended December 31, 2022, we had revenue of US$167,657, compared to the six months ended December 31, 2021, of US$100,840, or an increase of US$66,817. The increased revenue resulted from the Australian Government Authority starting to allow occasional people movement and the removal of Covid-19 lockdowns, allowing our wellness centre to be open for business. The opening of our centre and the cessation of the lockdown supported a higher revenue.

Payroll and employee related expense

For the three months ended December 31, 2022, our payroll and employee related expense was US$45,934, compared to the six months ended December 31, 2021, of US$36,157, or an increase of US$9,777. The payroll and employee related expense including superannuation contribution, employee membership fees, labour hiring costs and staff amenities, which were also greater.

Amortization Right-of-Use Assets

For the three months ended December 31, 2022, the amortization right-of-use assets decreased by US$2,752 to US$29,958, compared to the six months ended September 31, 2021, of US$32,710. This decrease was due to foreign exchange translation.

General and Administrative Expenses

For the six months ended December 31, 2022, general and administrative expense increased by US$20,413 to US$30,438, compared to the six months ended December 31, 2021, of US$10,025. The lower expense for December 31, 2021, resulted from the wellness centre being closed for a much longer period during the Covid-19 pandemic as Australian Government Authority imposed longer and frequent shutdown periods and restricted people movement. However, the of business activity in the latter part of fiscal year 2022 had incurred cost associated with its usual operations, based upon being open for customary hours and periods.

Operating Expenses

For the six months ended December 31, 2022, our operating expenses were US$106,330, compared to the three months ended December 31, 2021, of US$78,892. Operating expenses consisted of payroll and employee related expenses, depreciation on right-of-use assets, and general and administrative expenses. The increase was primarily a result of the relaxation of the lockdown and other restrictions of the MCO, which allowed our wellness centre operations to be fully operational during the three months ended December 31, 2022.

Net Income

For the three months ended December 31, 2022, we had a net income after income tax of US$64,589, compared to the six months ended December 31, 2021, of US$44,150. The increase in revenue was directly related to our additional operating hours during the six months ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2022, we had US$146,363 in cash and cash equivalents on hand.

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

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the six-month period ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of December 31, 2022, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, our management assessed the effectiveness of our internal control over the financial reporting as of December 31, 2022, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022, and continue to be ineffective, due to the following material weaknesses:

•	lack of sufficient accounting personnel qualified in US GAAP and SEC reporting; and

•	insufficient accounting staff, which results in a failure to segregate duties sufficiently to ensure a timely and proper preparation and review of the financial statements.

We have taken steps to remediate the material weaknesses in our internal control over financial reporting practicable by:

•	hiring additional internal staff familiar with US GAAP and SEC reporting. In the past couple of years, we have made offers to hire accounting personnel familiar with US GAAP and SEC reporting experience, but have as of yet been unable to hire a suitable candidate. We now plan to hire a professional recruitment agency to assist us in the identification and selection of appropriate candidates;

•	enhance staff awareness of laws and regulations by conducting more trainings; and

•	hiring sufficient staff to adequately segregate responsibilities and insure timely preparation of financial statements; and providing training to our accounting personnel on US GAAP, SEC reporting and other regulatory requirements regarding the preparation of financial statements. Our financial personnel attended US GAAP and SEC reporting training sessions organized by an international accounting firm. We plan to hold similar US GAAP and SEC reporting training on a regular basis.

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

Changes in Internal Control Over Financial Reporting

With the exception of commencing the process of implementing the foregoing steps to resolve the weaknesses in our internal controls, there have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2022.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Further, our business operations could be further impacted by the current world health crisis related to the Covid-19 pandemic. See the caption “COVID-19 PANDEMIC” at the forepart of our referenced and Hyperlinked Annual Report for the fiscal year ended June 30, 2022, for additional information about the Covid-19 pandemic, including the world-wide declaration of the Covid-19 pandemic by the World Health Organisation (“WHO”), and current information about the pandemic restrictions in Australia and China.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None; not applicable.

(This space intentionally left blank)

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

(Signature Page Follows)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arem Pacific Corporation

Date:	February 14, 2023	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 14, 2023	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

