Form 10-Q
period 2023-03-31
Arem Pacific Corp
filed 2023-05-12
CIK 1435812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.000001 par value per share	373,950,544 shares
Class	Outstanding as of May 12, 2023

REFERENCES

In this Quarterly Report for the quarter ended March 31, 2023 (the “Quarterly Report”), references to the “Registrant,” “Arem Pacific Corporation,” “Arem,” the “Company,” “we,” “our,” “us” and words of similar import, refer to Arem Pacific Corporation, a Delaware corporation, which is the Registrant, and our wholly-owned subsidiaries, Arem Pacific Corporation, an Arizona corporation (“Arem Pacific Arizona”), formed on July 11, 2007; and Sanyi Group Pty. Ltd., an entity organized on September 28, 2005, under the Corporations Act of 2001 of Australia (“Sanyi Group”).

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

2

Arem Pacific Corporation

FORM 10-Q

March 31, 2023

PART I - FINANCIAL STATEMENTS

March 31, 2023

Arem Pacific Corporation

Condensed Consolidated Balance Sheets

		As of March 31, 2023	As of June 30, 2022
	Note	(Unaudited)	(Audited)
		US$	US$
Assets
Cash and cash equivalents	4	41,843	116,963
Other assets	5	19,997	20,395
Other receivables	6	17,513	207
Total current assets		79,353	137,565

Property, plant and equipment, net of accumulated depreciation	7	—	—
Right-of-use assets, net of accumulated amortization	8	200,004	251,466
Total non-current asset		200,004	251,466
Total assets		279,357	389,031

Liabilities and Stockholders’ Equity
Liabilities
Accrued and other liabilities	9	89,630	85,025
Borrowings	10	9,180	9,625
Income tax liabilities, net		21,531	—
Lease liabilities	8	60,502	60,412
Total current liabilities		180,843	155,062

Lease liabilities	8	160,768	223,517
Total non-current liability		160,768	223,517
Total liabilities		341,611	378,579

Equity
Common stock, $0.000001 par value, 500,000,000 shares authorized, 373,950,544 shares issued and outstanding as of March 31, 2023, and June 30, 2022, respectively		356	356
Additional paid in capital		157,150	157,150
Other comprehensive loss	11	(6,726)	(7,434)
Accumulated losses		(213,034)	(139,620)
Total Stockholders’ (Deficit) Equity		(62,254)	10,452
Total liabilities and Stockholders’ (Deficit) Equity		279,357	389,031

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

		For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	Note	2023	2022	2023	2022
		US$	US$	US$	US$
Revenue		95,111	77,768	262,768	178,608

Operating expenses
Payroll and employee related expense		24,485	27,687	70,419	63,844
Amortization on right-of-use assets		15,291	16,185	45,249	48,895
General and administrative expenses		169,268	15,572	199,706	25,597
Total operating expenses		209,044	59,444	315,374	138,336

Income/(loss) from operations		(113,933)	18,324	(52,606)	40,272

Interest expenses		(2,127)	(2,775)	(6,675)	(8,769)
Other income		—	—	7,722	28,118
Interest income		7	1	95	79
Total other income/(expenses)		(2,120)	(2,774)	1,142	19,428

Income/(loss) from continuing operations before income tax expenses		(116,053)	15,550	(51,464)	59,700
Income tax expense	12	(21,950)	—	(21,950)	—
Net (loss)/income after income tax expense for the period		(138,003)	15,550	(73,414)	59,700

Other comprehensive income
Exchange differences arising on translation of foreign operations		1,211	1,036	708	1,845
Other comprehensive income		1,211	1,036	708	1,845

Total comprehensive (loss)/income for the period		(136,792)	16,586	(72,706)	61,545

Net (loss)/income per share
Basic and diluted		0.00036580	0.00004435	0.00019443	0.00016458
Weighted average number of common stock outstanding
Basic and diluted		373,950,544	373,950,544	373,950,544	373,950,544

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Earnings/(Loss)	Accumulated Losses	Total Deficit
		US$	US$	US$	US$	US$
Balance as of June 30, 2022	373,950,544	356	157,150	(7,434)	(139,620)	10,452
Loss after income tax expense for the period	—	—	—	—	(73,414)	(73,414)
Other comprehensive income	—	—	—	708	—	708
Total comprehensive loss for the period	—	—	—	708	(73,414)	(72,706)
Balance as of March 31, 2023	373,950,544	356	157,150	(6,726)	(213,034)	(62,254)

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31
	2023	2022
	US$	US$
Cash flows from operating activities:
Net (loss) income	(73,414)	59,700
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	45,249	48,895
Interest on lease liabilities	6,675	8,769
Interest income	(95)	(79)
Net changes in operating assets and liabilities
(Increase)/decrease in receivables	(16,908)	145
Increase in accrued and other liabilities	26,136	37,765
Decrease in borrowings	(445)	(127,823)
Cash generated by operating activities	9,247	27,372
Interest received	95	79
Net cash (used in) / generated by operating activities	(12,608)	27,451
Cash flows from financing activities
Repayment of interest on lease liabilities	(6,675)	(8,769)
Repayment of lease liabilities	(62,659)	(52,250)
Net cash used in financing activities	(69,334)	(61,019)
Net decrease in cash and cash equivalents	(81,942)	(33,568)
Cash and cash equivalents at the beginning of period	116,963	140,136
Exchange difference on translation of foreign operations	6,921	(15,276)
Cash and cash equivalents at the end of period	41,843	91,292

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to March 31, 2023

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

1.3         Going Concern Basis

These consolidated financial statements have been prepared on a going concern basis, which assumes the Group will continue its operations in the foreseeable future and that the Group will be able to realize its assets and discharge its liabilities in the normal course of operations. The Group incurred net losses of US$138,003 during the quarter ended March 31, 2023. The Group had net current liabilities as of March 31, 2023 of US$101,490. Besides the Group as of March 31, 2023 had a negative net stockholders’ deficit of US$62,254 and negative operating activities cashflow of US$12,608.

The Group believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	As at March 31, 2023, US$9,180 of the borrowings was owed to Xin Jin, a significant shareholder and an officer of the Company and the sole Director of the Company.

(ii)	The Company has received a Letter of Support from Xin Jin, in which he offers to provide continuing financial support to Sanyi Group to enable it to meet its liabilities as and when they become due and payable for a period of not less than twelve (12) months from the date of the financial statements. The loan of $9,180 as of March 31, 2023 to Sanyi Group, will not be called upon without giving at least thirteen (13) months’ notice.

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

1.6         Cash and Cash Equivalents and Concentration of Credit Risk

The Group considers all highly liquid short-term investments with original maturities of three (3) months or less at the date of acquisition to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

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

1.7         Receivable

Receivable represented deposit and other receivable, which are measured at amortised cost. The collectability of other receivable is continuously monitored and analised based upon historical experience. The use of judgement is required to establish a provision for allowance for doubtful accounts for specific customer collection issues identified. The allowance for doubtful accounts was Nil as of March 31, 2023 and June 30, 2022, respectively.

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

For The Period Ended From June 30, 2022, to March 31, 2023

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

For The Period Ended From June 30, 2022, to March 31, 2023

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

For The Period Ended From June 30, 2022, to March 31, 2023

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

For The Period Ended From June 30, 2022, to March 31, 2023

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

4.      Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the condensed consolidated statement of cash flows is reconciled to items in the balance sheets as follows:

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to March 31, 2023

	March 31, 2023	June 30, 2022
	US$	US$

Cash at bank	18,989	106,942
Petty Cash	22,854	10,021
	41,843	116,963

5.      Other Assets

	March 31, 2023	June 30, 2022
	US$	US$

Current
Deposits paid	19,997	20,395

6.      Other Receivables

	December 31, 2022	June 30, 2022
	US$	US$

Current
Refundable from the Australian Taxation Office	4,089	207
Other receivables	13,424	—
	17,513	207

7.      Plant and Equipment

	Furniture and fittings	Office equipment	Computers	Motor Vehicles	Plant and equipment	Lease Improvements	Total
At cost
Balance as of June 30, 2022	33,963	607	9,463	33,045	13,566	74,929	165,573
Effect of foreign currency exchange difference	(873)	(16)	(243)	(849)	(348)	(1,925)	(4,254)
Balance as of March 31, 2023	33,090	591	9,220	32,196	13,196	73,004	161,319

Accumulated depreciation
Balance as of June 30, 2022	33,963	607	9,463	33,045	13,566	74,929	165,573
Effect of foreign currency exchange difference	(873)	(16)	(243)	(849)	(348)	(1,925)	(4,254)
Balance as of March 31, 2023	33,090	591	9,220	32,196	13,196	73,004	161,319

Net book value
As of June 30, 2022	—	—	—	—	—	—	—
As of March 31, 2023	—	—	—	—	—	—	—

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to March 31, 2023

8.      LEASES

Company as a lessee

The Company has lease contract for land and building. The Company’s obligations under these leases are secured by the lessor’s title to the leased assets. The Company is restricted from assigning and subleasing the leased assets.

(a)	Right-of-use assets

	Shop lot	Total
	US$	US$
Cost
Balance as of June 30, 2022	438,119	438,119
Effect of foreign currency exchange difference	(6,213)	(6,213)
Balance as of March 31, 2023	431,906	431,906

Accumulated amortization
Balance as of June 30, 2022	186,653	186,653
Amortization	45,249	45,249
Balance as of March 31, 2023	231,902	231,902

Net carrying amount
As of June 30, 2022	251,466	251,466
As of March 31, 2023	200,004	200,004

(b)	Lease liabilities

The carrying amounts of lease liabilities is as follows:

	March 31, 2023	June 30, 2022
	US$	US$
Current
Lease liabilities	60,502	60,412

Non-Current
Lease liabilities	160,768	223,517
	221,270	283,929

9.      Accrued and Other Liabilities

	March 31, 2023	June 30, 2022
	US$	US$
Current
Payroll liabilities	1,935	3,054
Other payables	9,695	3,971
Accrued expenses	78,000	78,000
	111,161	85,025

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to March 31, 2023

10.      Borrowings

	March 31, 2023	June 30, 2022
	US$	US$
Loan from related party
Current
Balance as of June 30, 2022	9,625	123,274
Advance/(Repayment)	(10)	(103,335)
Effect of foreign currency exchange difference	(435)	(10,314)
Balance as of March 31, 2023	9,180	9,625

The loan balance above is an unsecured loan from Xin Jin, a significant shareholder, who is the CEO, CFO and the sole director of the Company. The loan is non-trade, non-interest bearing and repayable on demand.

11.      Other Comprehensive Loss

	March 31, 2023	June 30, 2022
	US$	US$

Foreign currency translation reserve	(6,726)	(7,434)

12.      Income Tax Expense

	March 31, 2023	June 30, 2022
	US$	US$
(a) The components of tax (expense)/income comprise:
Current tax
- Australia	21,950	—
- US	—	—
Total	21,950	—
Deferred tax
- Australia	—	—
- US	—	—
Total	21,950	—

(b) The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:
Profit/(loss) from continuing operations before income tax expense:
- Australia	(116,053)	42,111
- U.S.	—	—
Total	(116,053)	42,111

Income tax expense at statutory rate:
- Australia	(34,816)	12,633
- U.S.	—	—
Total	(34,816)	12,633

Under provision for income tax in prior year	56,766
Recoupment of prior year tax losses at previously brought to account	—	(12,633)
Consolidated income tax expense	21,950	—

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2022, to March 31, 2023

13.      Capital Commitments

There was no capital expenditure as of March 31, 2023.

14.      Contingencies

From time to time, the Group is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Group is a party for which management believes the ultimate outcome would have a material adverse effect on the Group’s financial position.

15.      Related Party Transactions

(a)	Parent entity

The ultimate parent entity which exercises control over the Group is Arem Pacific Corporation.

(b)	Subsidiary

Sanyi Group is a wholly-owned subsidiary of the Company and is incorporated in Australia.

(c)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	March 31, 2023	June 30, 2022
	US$	US$
Loan from related party	9,180	9,625

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

We have accounted for the impact of the pandemic and its consequential effects on our results of operations in our financial statements for the financial fiscal years ended March 31, 2023, and 2022. The Company has slowly recovered from the Covid-19 pandemic, and that has resulted in a positive impact on our performance for the quarter ended March 31, 2023. Our revenue for the quarter ended March 31, 2023, has increased significantly as compared to the quarter ended March 31, 2022. However, there is huge compliance cost been incurred during this quarter regarding the professional services from auditor, consultant and lawyer.

Results of Operations

Comparison of the quarter ended March 31, 2023, to the quarter ended March 31, 2022

Revenue

For the three months ended March 31, 2023, we had revenue of US$95,111, compared to the three months ended March 31, 2022, of US$77,768, or an increase of US$17,343. The increased revenue resulted from the Australian Government Authority starting to allow occasional people movement and the removal of Covid-19 lockdowns, allowing our wellness centre to be open for business. The opening of our centre and the cessation of the lockdown supported a higher revenue.

Payroll and employee related expense

For the three months ended March 31, 2023, our payroll and employee related expense was US$24,485, compared to the three months ended March 31, 2022, of US$27,687, or a decrease of US$3,202, this was due to the reduce of headcount of staff. The payroll and employee related expense including superannuation contribution, employee membership fees, labour hiring costs and staff amenities.

Amortization Right-of-Use Assets

For the three months ended March 31, 2023, the amortization right-of-use assets decreased by US$894 to US$15,291, compared to the three months ended March 31, 2022, of US$16,185. This decrease was due to foreign exchange translation.

General and Administrative Expenses

For the three months ended March 31, 2023, general and administrative expense increased by US$153,696 to US$169,268, compared to the three months ended March 31, 2022, of US$15,572. The higher expense for March 31, 2023, resulted from the professional compliance cost on filling the Form 10K for the fiscal years ended June 30, 2022, 2021, and 2020, it also including the quarter result over the period from 1 July, 2019 to 30 March, 2023.

Operating Expenses

For the three months ended March 31, 2023, our operating expenses were US$209,044, compared to the three months ended March 31, 2022, of US$59,444. Operating expenses consisted of payroll and employee related expenses, depreciation on right-of-use assets, and general and administrative expenses. The increase was primarily a result professional compliance cost on filling the Form 10K for the fiscal years ended June 30, 2022, 2021, and 2020, it also including the quarter result over the period from 1 July, 2019 to 30 March, 2023.

Net Income

For the three months ended March 31, 2023, we had a net loss after income tax of US$138,003, compared to the three months ended March 31, 2022, of net profit US$15,550. The increase in professional compliance cost was badly impact our profit during the three months ended March 31, 2023.

Liquidity and Capital Resources

The Company has received a Letter of Support from Xin Jin, in which he offers to provide continuing financial support to Group to enable it to meet its liabilities as and when they become due and payable for a period of not less than twelve (12) months from the date of the financial statements.

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

Recent accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The new amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which provides guidance on the disclosure of transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The new guidance is required to be applied either prospectively to all transactions within the scope of ASU 2021-10 that are reflected in financial statements at the date of adoption and new transactions that are entered into after the date of adoption or retrospectively to those transactions. This guidance is effective for the Company for the year ending March 31, 2023. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on the financial position, results of operations and cash flows.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for the Company for the year ending March 31, 2025 and interim reporting periods during the year ending March 31, 2025. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on the financial position, results of operations and cash flows.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the nine-month period ended March 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2023, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, our management assessed the effectiveness of our internal control over the financial reporting as of March 31, 2023, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2023, and continue to be ineffective, due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

With the exception of commencing the process of implementing the foregoing steps to resolve the weaknesses in our internal controls, there have been no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2023.

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

Arem Pacific Corporation

Date:	May 12, 2023	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 12, 2023	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

