Form 10-K
period 2023-06-30
Arem Pacific Corp
filed 2023-10-16
CIK 1435812

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2023

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $3,090,107.54, based upon its last public quoted price ($0.0113) for its common stock on the OTC Markets Group, LLC (the “OTC Markets”) as of the last business day of the registrant’s most recently completed second quarter under the trading symbol “ARPC,” and 273,460,844 shares of the Registrant’s common stock being then owned by such persons.

As of October 5, 2023, the Registrant had 373,950,544 shares of its common stock, $0.000001 par value per share, issued and outstanding.

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

2

PART I

ITEM 1.  BUSINESS

Corporate History and Business Development

We were incorporated in the State of Delaware on November 8, 2007, under the name “Aspen Global Corp.” On June 10, 2008, we changed our name to “Diversified Mortgage Workout Corp.”

On June 30, 2012, pursuant to an Acquisition Agreement with Sanyi Group, we acquired 100% of the equity interest in Sanyi Group from its sole owner, Mr. Xin Jin, our current sole director, CEO and CFO, in consideration of 10,000,000 “post-split” (as defined below) shares of our $0.000001 par value common stock comprised of “restricted securities” as defined in Rule 144 of the SEC, which were issued to Mr. Jin on August 30, 2013.  On the closing of this acquisition, we succeeded to the business operations of Sanyi Group, then consisting of the operation of two (2) wellness centers discussed below.

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

We changed our name in Delaware to “Arem Pacific Corporation” on July 23, 2013; and we effected a 388 to one (1) reverse stock split of our common stock on or about that date. Effective April 15, 2016, our Form S-1 Registration Statement registering shares of our common stock for public sale by certain “selling shareholders” of the Company was declared effective by the SEC. We became delinquent in our reports required to be filed under Section 15(d) of the Exchange Act on or about February 15, 2017, but filed a comprehensive Annual Report on Form 10-K on November 21, 2022 and have filed all quarterly reports required since that time.

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

Principal Products or Services and their Markets

Since 2017, we have operated one (1) wellness center in Victoria State, Australia. The wellness center is located Point Cook Shopping Center, Shop 109, Stockland Point Cook, Corner Murong and 20 Main Street, Point Cook, Victoria, 3030.

The Point Cook wellness center consists of approximately seventy-seven (77) square meters, and its layout is depicted below:

The Point Cook location has one (1) full-time supervisor and two (2) part-time masseurs as at June 30, 2023. The size of any future planned locations, if any, are anticipated to range between fifty (50) to one hundred (100) square meters.

Services Provided at our Wellness Center.

We provide the following services at our wellness center:

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

Revenue derived from an average customer is approximately $60 per visit. At our locations, each masseur averages eight (8) customers/day (eight [8] hours of operation) or forty eight (48) customers/week (six [6] working days) or 2,400 customers/year (fifty [50] weeks). An average of three (3) masseurs yields approximate sales revenue of $400,000-450,000 annualized. Although our average has been eight (8) customers a day per each masseur, we believe that each masseur is capable of serving up to ten (10) customers per day.

Our Masseurs.

Our wellness center location is staffed with between three (3) to six (6) masseurs and one (1) supervisor. The supervisor is our most experienced masseur at the wellness center. The supervisor oversees the day-to-day operations of the wellness center and may serve customers during personnel shortages.  Our masseurs are employees and are paid a yearly salary of approximately $53,900, depending on experience. In addition, we are required by applicable law to pay our full and part-time employees “Public Liability Insurance,” which is approximately $446 yearly for each employee, including “Professional Indemnity Insurance” at a cost of (0.6%) of the employee’s salary. From time to time, we use independent contractors during personnel shortages, and they are paid a portion of the customer fee ranging between 45-55% of the fee.

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

Our Growth Strategy.

Other than the potential of expanding to the overseas market in China, if and when possible, we have no current plans to open additional wellness centers. Also, according to the Australian Bureau of Statistics, the Consumer Price Index (the “CPI”) in Australia increased by approximately 6% during the twelve (12) month period ended June 30, 2023, it was almost same to last year. Prices continued to rise across a range of services, with annual price growth for services the highest since the introduction of the GST over 20 years ago. Contributing to the prices rises are stronger wages growth and increased costs for utilities and rents, while insurance premiums rose across house, house contents and motor vehicle insurance.

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

As outlined above, we have identified future partners from strategic cities in China to help us exploit the Chinese market in the major cities of China, including Guangzhou, Shenzhen, Fujian, Sichuan, Beijing, Shanghai for fiscal 2023, who would be compensated under the above referenced Company Representative Agreement that is Exhibit 99.1 of this Annual Report, in Part IV, Item 15, if and when we are able to expand our wellness services to China, as to which no assurance can be given. According to the National Bureau of Statistics of China, the consumer price index (“CPI”) in China rose approximately 2.4% during the twelve (12) month period ended June 30, 2023 which the urban and rural shown growth rate approximately as 0%. These were much lower than those experienced in Australia.

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

Number of Total Employees and Number of Full-Time Employees

As of October 5, 2023, we had one (1) full-time employee and four (4) part-time employees, including our sole director. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

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

Risks Related to Our Business

We are a small company that owns and operates one (1) wellness center in Victoria, Australia, that has had limited, if any, growth during the fiscal years presented in this Annual Report.

We acquired our wellness center as part of our acquisition of Sanyi Group, our wholly-owned subsidiary, in 2012, and with our limited growth over these periods, it is difficult to evaluate our future prospects. During the fiscal years ended June 30, 2023, we had gross revenues of US$343,479, with respective net loss of US$53,666 during this fiscal years. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small operating company trying to expand its business enterprise and the highly competitive environment in which we operate; our business strategy may be unsuccessful; and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully accomplish these tasks, our business will be harmed, and we may fail. Therefore, there can be no assurance that the business of the Company will continue or grow in the future.

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

Our Auditor’s Report on our consolidated financial statements for the fiscal years ended June 30, 2023, which is contained in this Annual Report, has been prepared assuming that we will continue as a “going concern” by reason of our losses, net current liabilities and our negative stockholders’ deficit, and there is no assurance that we will not continue to experience losses in our business.  As a result, we may be unable to continue as a going concern.

We incurred net losses of US$53,666 during the year ended June 30 2023. We had net current liabilities at June 30, 2023 of US$76,323, and we had at June 30, 2023 a negative net stockholders’ deficit of US$45,092. These events or conditions indicate that a material uncertainty exist that may cast significant doubt on our ability to continue as a going concern.

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

We had material weaknesses in our internal controls in financial reporting as of June 30, 2023, and such material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management identified material weaknesses in our internal controls and concluded that our internal control over financial reporting were not effective as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The specific material weaknesses we identified in our internal control over financial reporting for the fiscal years ended June 30, 2023, related to:

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

Rising inflation may negatively affect our operating results.

Since 2021, global economic conditions have deteriorated, with significantly increased inflation and the risks of further inflation and recession in 2023 and beyond. These unfavorable economic conditions may lead to decreased demand for our services, less disposable income of our customers and higher prices for our customers. To the extent that we are unable to increase the prices of our services in response to increased costs resulting from inflation, our operating margins will be compressed.

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

As of June 30, 2023, and currently, we have one (1) Company wholly-owned and operating wellness center. Relevant information with respect to this location is as follows:

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the “OTC Pink Tier” of the OTC Markets under the symbol “ARPC”.

For any market that may develop for our common stock, the sale of shares of our common stock comprised of restricted securities pursuant to Rule 144 of the SEC, any other available exemption from registration under the Securities Act or by registration under the Securities Act by members of management or others, including any person to whom any such securities may be issued in the future, may have a substantial adverse impact on any such public market. For general information regarding the requirements of resales of restricted securities under Rule 144, see the heading “Rule 144” of this Item below. Presently, and based upon advice of our legal counsel, we believe Rule 144 will become available for the resale of our shares of common stock by our shareholders so long as we become and remain current in our required reporting obligations under the Exchange Act, regardless of whether we were a former shell company. We have not been a shell company since the filing and subsequent effectiveness of our S-1 Registration Statement on April 15, 2016. The Prospectus of our S-1 Registration Statement contained the “Form 10 Information” required by subparagraph (i) of Rule 144 for the availability of Rule 144 for former shell companies, and such subparagraph indicates that the “issuer may provide the Form 10 Information in any filing of the issuer with the Commission.” The availability of Rule 144 and Section 4(a)(1) of the Securities Act for the resale of our shares of common stock by our shareholders will be reviewed the Company on a case by case basis at the time of the intended sale and before any sale thereof.

With 373,950,544 outstanding shares of our common stock as of the date of the filing of this Annual Report, the sale of any number of these outstanding shares could have an adverse effect on any market that may develop in the future for our shares of common stock. 273,460,844 of our shares of common stock are held by non-affiliates who have held their respective shares for in excess of two (2) years, and all of these shares could be considered to be a part of the public float of our shares; approximately 2,750,340 of these shares are held in “street name” at broker-dealers or in the Depository Trust Company (“DTC”).

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

The following table sets forth, for the periods indicated during the fiscal years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between broker-dealers and does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	For the Years Ended June 30,
	2023
	High	Low
First Quarter	0.0208	0.0208
Second Quarter	0.0300	0.0113
Third Quarter	0.0225	0.0011
Fourth Quarter	0.0225	0.0011

We currently have approximately 1,540 shareholders of record as of October 5, 2023, not including an indeterminate number of shareholders who may hold their shares in street name at broker-dealers or in the DTC. Approximately 345 of our record shareholders own less than 500 shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Fiscal Year Ended June 30, 2023

None.

Fiscal Year Ended June 30, 2022

None.

Fiscal Year Ended June 30, 2021

None.

Fiscal Year Ended June 30, 2020

17,537,000 shares of our common stock were issued in one (1) tranche to thirty (30) persons for consulting services provided to us and valued at par value or $0.000001 per share on October 9, 2019; and an aggregate total of 21,861,309 shares of our common stock were issued in a separate tranche to approximately two-hundred and forty-one (241) persons located in various cities in China on January 20, 2020, pursuant to our Company Representative Agreement. These shares were also valued at par value or $0.000001 per share.

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

Overview of Current and Planned Business Operations

Through Sanyi Group, we are engaged in providing wellness services that include acupressure/reflexology, massage therapy and cupping. We offer various types of massage therapy, such as Swedish, deep tissue and hot stone oil, among others, all as discussed in Part I, Item 1. Business, above. We primarily rely on our promotional activities and our shopping center location in attracting new customers and maintaining our current customers.

We have identified future partners from strategic cities in China to help us exploit and expand to the Chinese market for our wellness services in the major cities of China, including Guangzhou, Shenzhen, Fujian, Sichuan, Beijing, Shanghai for fiscal 2023, though these plans are subject to the uncertainties related to the Covid-19 pandemic and other factors, including but not limited to obtaining the required funding for expand.

	June, 30, 2023	June, 30, 2022
	US$	US$

Revenue	343,479	262,537
Operating expenses:
Payroll and employee related expense	(104,317)	(94,196)
Amortization on right-of-use assets	(60,199)	(64,884)
Finance cost	(8,580)	(11,378)
General and administrative expenses	(202,564)	(110,253)
Total Operating expenses	(375,660)	(280,711)
Loss from operations	(32,181)	(18,174)
Other income	—	60,206
Interest income	117	79
(Loss)/income from continuing operations before income tax expenses	(32,064)	42,111
Income tax expense	(21,602)	—
Net (loss)/income after income tax expense for the year	(53,666)	42,111
Exchange differences arising on translation of foreign operations	(1,878)	(3,765)
Total comprehensive (loss)/income for the year	(55,544)	38,346

Results of Operations

Comparison of the Fiscal Year Ended June 30, 2023, to the Fiscal Year Ended June 30, 2022

Revenue

For the fiscal year ended June 30, 2023, we had $343,479 in revenue compared to $262,537 for the fiscal year ended June 30, 2022, which is an increase of $80,942, approximately 1,350 customers from the previous year. The revenue increase is mainly due to the Australian Government Authority starting to allow occasional people movement and the removal of border restriction. The opening of our business operation and the cessation of the lockdown supported a higher revenue.

Payroll and employee related expense

For the fiscal year ended June 30, 2023, our payroll and employee related expense increased by US$10,121 to US$104,317 as compared to the fiscal year ended June 30, 2022, of US$94,196. As employees are employed on an hourly basis, the cessation of the lockdown led to staff having longer working hour, approximately 450 hours compared to last year.

Amortization on right-of-use asset

Amortization charges was US$60,199 for the fiscal year ended June 30, 2023, as compared to fiscal year ended June 30, 2022, of US$64,884, a decrease of US$4,685, arising from foreign exchange translation.

General and Administrative Expenses

For the fiscal year ended June 30, 2023, general and administrative expense increased by US$92,311 to US$202,564, compared to the fiscal year ended June 30, 2022, of US$110,253. The increase in expense resulted from high professional fees paid to lawyer, auditor and consultant amounting to US$93,850 for the compliance report.

Net Income/(loss) after tax

Even though our revenue has slowly recovered from the pandemic, our net income still decreased by US$95,777, mainly due to the high compliance cost of US$93,850 been paid and the subsidized arises due to Covid-19.

Liquidity and Capital Resources

At June 30, 2023, we had a net current liabilities of US$76,323 (June 30, 2022 net current liabilities of US$17,497) and accumulated losses of US$193,286 (June 30, 2022 accumulated losses US$139,620), and of that date, the Group shown capital deficiency of US$45,092 (June 30, 2022 total equity of US$10,452). We reported an after-tax loss of US$53,666 for the fiscal year ended June 30, 2023 (June 30, 2022 after tax income of US$42,111). The net tangible asset mainly due to high professional fee paid to lawyer, auditor and consultant amounting to US$93,850 for the compliance report.

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

Fair Value of Financial Instrument

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held in several Australian bank accounts and time deposit accounts. We regularly assess the level of credit risk we are exposed to and whether there are better ways of managing credit risk. We invest our cash and cash equivalents with reputable financial institutions. The Company has not incurred any losses related to these deposits.

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

Recent accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and issued subsequent amendments within ASU 2021-01 and ASU 2022-06 (collectively, including ASU 2020-04, “ASC 848”) in January 2021 and December 2022 respectively. ASC 848 provides optional expedients and exceptions for applying U.S. GAAP on contract modifications and hedge accounting to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. These optional expedients and exceptions provided in ASC 848 are effective for us from January 1, 2020 through December 31, 2024. We have elected the optional expedients for certain existing interest rate swaps that are designated as cash flow hedges, which did not have a material impact on the financial position, results of operations and cash flows. We are evaluating the effects, the adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which provides guidance on the acquirer’s accounting for acquired revenue contracts with customers in a business combination. The amendments require an acquirer recognizes and measures contract assets and contract liabilities acquired in a business combination at the acquisition date in accordance with ASC 606 as if it had originated the contracts. This guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The new guidance is required to be applied prospectively to business combinations occurring on or after the date of adoption. This guidance is effective for us for the year ending June 30, 2024 and interim reporting periods during the year ending June 30, 2024. Early adoption is permitted. We are evaluating the effects, the adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for us for the year ending June 30, 2025 and interim reporting periods during the year ending June 30, 2025. Early adoption is permitted. We are evaluating the effects, the adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which require a buyer in a supplier finance program disclose qualitative and quantitative information about the supplier finance program. The amendments do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The new guidance is required to be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. This guidance is effective for us for the year ending June 30, 2024 and interim reporting periods during the year ending June 30, 2024. Early adoption is permitted. We are evaluating the effects, the adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements of the Company for the fiscal years ended June 30, 2023 begin on the following page of this Annual Report.

Report of Independent Registered Public Accounting Firm [PCAOB ID 3487]

To the Shareholder and Board of Director

Arem Pacific Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Arem Pacific Corporation (the “Company”) and its subsidiaries (the “Group”) as of June 30, 2023, the related consolidated statements of operation and other comprehensive loss, changes in stockholder’s (deficit)/equity, and cash flows for the year ended June 30, 2023, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of June 30, 2023 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted in the United States of America (U.S. GAAP).

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming the Group will continue as a going concern. As discussed in Note 1.3 to the consolidated financial statements, the Group incurred net losses of US$53,666 during the year ended June 30, 2023. The Group had net current liabilities as of 30 June, 2023 of US$76,323. Besides the Group as of 30 June, 2023 its negative net stockholders’ deficit of US$45,092. These events or conditions indicate that a material uncertainty exist that may cast significant doubt on the Group’s ability to continue as a going concern.

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

Singapore

Date: 13 October 2023

AREM PACIFIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	Note	2023	2022
		US$	US$

Assets
Cash and cash equivalents	4	43,394	116,963
Other assets	5	19,988	20,395
Other receivables	6	13,685	207
Total current assets		77,067	137,565

Plant and equipment, net	7	—	—
Right-of-use asset	8	182,744	251,466
Total non-current asset		182,744	251,466
Total assets		259,811	389,031

Liabilities and Stockholders’(Deficit)Equity
Liabilities
Accrued and other liabilities	9	80,486	85,025
Borrowings	10	9,303	9,625
Lease liability	8	63,601	60,412
Total current liabilities		153,390	155,062

Lease liability	8	151,513	223,517
Total non-current liability		151,513	223,517
Total liabilities		304,903	378,579

Stockholders’(deficit)/equity
Common stock, $0.000001 par value, 500,000,000 shares authorized and 373,950,544 (2022: 373,950,544) shares issued and outstanding, respectively	11	356	356
Additional paid in capital		157,150	157,150
Other comprehensive loss	12	(9,312)	(7,434)
Accumulated losses		(193,286)	(139,620)
Total stockholders’ (deficit)/equity		(45,092)	10,452
Total liabilities and stockholders’ (deficit)/equity		259,811	389,031

The accompanying notes are an integral part of these condensed audited consolidated financial statements.

AREM PACIFC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND OTHER COMPREHENSIVE INCOME

	Note	2023	2022
		US$	US$
Revenue		343,479	262,537

Operating expenses
Payroll and employee related expense		104,317	94,196
Amortization on right-of-use asset		60,199	64,884
General and administrative expenses		202,564	110,253
Total operating expenses		367,080	269,333

(Loss)/Income from operations		(23,601)	71,204

Interest expenses		(8,580)	(11,378)
Other income		—	60,206
Interest income		117	79
Total other (expense)/income		(8,463)	48,907

(Loss)/Income from continuing operations before income tax expenses		(32,064)	42,111

Income tax expense	13	(21,602)	—
Net (loss)/income after income tax expense for the year		(53,666)	42,111

Other comprehensive loss
Exchange differences arising on translation of foreign operations		(1,878)	(3,765)
Other comprehensive loss		(1,878)	(3,765)
Total comprehensive (loss)/income for the year		(55,544)	38,346

Net (loss)/income per share
Basic and diluted		(0.0001485)	0.0001025

Weighted average number of common stock outstanding
Basic and diluted		373,950,544	373,950,544

The accompanying notes are an integral part of these condensed audited consolidated financial statements.

AREM PACIFIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIT

			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Loss	Losses	(Deficit)/Equity
Balance as of July 1, 2021	373,950,544	356	157,150	(3,669)	(181,731)	(27,894)
Income for the year	—	—	—	—	42,111	42,111
Other comprehensive loss	—	—	—	(3,765)	—	(3,765)
Total comprehensive (loss)/income for the year	—	—	—	(3,765)	42,111	38,346
Balance as of June 30, 2022	373,950,544	356	157,150	(7,434)	(139,620)	10,452
Loss for the year	—	—	—	—	(53,666)	(53,666)
Other comprehensive loss	—	—	—	(1,878)	—	(1,878)
Total comprehensive loss for the year	—	—	—	(1,878)	(53,666)	(55,544)
Balance as of June 30, 2023	373,950,544	356	157,150	(9,312)	(193,286)	(45,092)

The accompanying notes are an integral part of these condensed audited consolidated financial statement.

AREM PACIFIC CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	2023	2022
	US$	US$
Cash flows from operating activities:
(Loss)/Income before tax	(32,064)	42,111
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on right-of-use asset	60,199	64,884
Net changes in operating assets and liabilities
(Increase)/Decrease in other receivables	(13,071)	1,881
Decrease in accrued and other liabilities	(4,861)	(67,515)
Cash generated from operating activities	10,203	41,361
Income tax paid	(21,602)	—
Principal payment of lease liability	(68,815)	(55,097)
Net cash used in operating activities	(80,214)	(13,736)
Net decrease in cash and cash equivalents	(80,214)	(13,736)
Cash and cash equivalents at the beginning of year	116,963	140,136
Exchange difference on translation of foreign operations	6,645	(9,437)
Cash and cash equivalents at the end of year	43,394	116,963

Supplemental cash flow information
Interest income received	117	79
Supplemental non-cash flows information
Lease liability arising from obtaining right-of-use asset	(8,580)	(11,378)

The accompanying notes are an integral part of these condensed audited consolidated financial statements.

AREM PACIFIC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1          Nature of Operations

Our current corporate structure is depicted below:

Arem Pacific Corporation (a Delaware corporation)
100% owned
Arem Pacific Corporation (an Arizona corporation)
100% owned
Sanyi Group Pty. Ltd. an Australian corporation

Arem Pacific Corporation (Delaware), sometimes referred to as the “Company” below, has been focusing of its business to operation of Oriental holistic health wellness center located in Australia (Victoria) through its wholly-owned subsidiary Sanyi Group Pty. Ltd. (“Sanyi Group”). Sanyi Group operates one wellness center in Victoria, Australia.

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

1.3          Going Concern Basis

These consolidated financial statements have been prepared on a going concern basis, which assumes the Group will continue its operations in the foreseeable future and that the Group will be able to realize its assets and discharge its liabilities in the normal course of operations. The Group incurred net losses of US$53,666 during the year ended June 30, 2023. The Group had net current liabilities as of June 30, 2023 of US$76,323. Besides the Group as of June 30, 2023 had a negative net stockholders’ deficit of US$45,092.

The Group believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	As at June 30, 2023, US$9,303 of the borrowings was owed to Xin Jin, a significant shareholder and an officer of the Company and the sole Director of the Company.

(ii)	The Company has received a Letter of Support from Xin Jin, in which he offers to provide continuing financial support to Sanyi Group to enable it to meet its liabilities as and when they become due and payable for a period of not less than twelve (12) months from the date of the financial statements. The loan of $9,303 as of June 30, 2023, to Sanyi Group, will not be called upon without giving at least thirteen (13) months’ notice.

AREM PACIFIC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2023

If the Group is unable to continue as a going concern, it may be required to realize its assets and extinguish its liabilities other than in the ordinary course of business at amounts different from those stated in the consolidated financial statements. The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Group not continue as a going concern.

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

1.7          Other Receivables

Other receivables represent amounts that the Company has paid in advance of receiving benefits or services. Other receivables include tax recoverable from Australian Taxation Office and prepayment. Prepayment is recognized as an expense over the general contractual period.

1.8          Plant and Equipment

Plant and equipment are recorded at cost. Costs of renewal and improvements that substantially extend the useful lives of assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as below:

Furniture and fittings	5 years
Office equipment	10 years
Computers	2 years
Motor vehicles	5 years
Plant and equipment	3 years
Lease improvements	3 years

AREM PACIFIC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2023

Derecognition

An item of plant and equipment is derecognized upon disposal or when no further economic benefits are expected from its use or disposal.

1.9          Leases

The Company assesses at contract inception whether a contract is, or contains, a lease. That is, if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

As lessee

The Company applies a single recognition and measurement approach for all leases, except for short-term leases and leases of low-value assets. The Company recognizes lease liabilities representing the obligations to make lease payments and right-of-use assets representing the right to use the underlying leased assets.

Right-of-use asset

The Company recognizes right-of-use asset at the commencement date of the lease (i.e. the date the underlying asset is available for use). Right-of-use asset are measured at cost, less any accumulated amortization and impairment losses, and adjusted for any remeasurement of lease liability. The cost of right-of-use asset includes the amount of lease liability recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received. Right-of-use asset is depreciated on a straight-line basis over the shorter of the lease term and the estimated useful lives of the assets.

If ownership of the leased asset transfers to the Company at the end of the lease term or the cost reflects the exercise of a purchase option, depreciation is calculated using the estimated useful life of the asset. The right-of-use assets are also subject to impairment. The accounting policy for impairment is disclosed in key judgement.

Lease liability

At the commencement date of the lease, the Company recognizes lease liability measured at the present value of lease payments to be made over the lease term. The lease payments include fixed payments (including in-substance fixed payments) less any lease incentives receivable, variable lease payments that depend on an index or a rate, and amounts expected to be paid under residual value guarantees. The lease payments also include the exercise price of a purchase option reasonably certain to be exercised by the Company and payments of penalties for terminating the lease, if the lease term reflects the Company exercising the option to terminate. Variable lease payments that do not depend on an index or a rate are recognized as expenses (unless they are incurred to produce inventories) in the period in which the event or condition that triggers the payment occurs.

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

1.10      Payables

Other payables represent liabilities for goods and services provided to the Group prior to the end of the financial year which are unpaid. They are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). Otherwise they are presented as non-current liabilities.

Other payable are initially recognized at fair value and subsequently carried at amortized cost using the effective interest method.

AREM PACIFIC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2023

1.11      Provisions

Provisions are recognized when the Group has a legal or constructive obligation, as a result of past events, for which it is probable that an outflow of economic benefits will result and that outflow can be reliably measured. Provisions are measured using the best estimate of the amounts required to settle the obligation at the end of the reporting period.

1.12      Loans and Borrowings

All loans and borrowings are initially recognized at cost, being the fair value of the consideration received net of issue costs associated with the borrowing.

After initial recognition, interest-bearing loans and borrowings are subsequently measured at amortized cost using the effective interest method. Amortized cost is calculated by taking into account any issue costs, and any discount or premium on settlement.

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

The Group derives revenue primarily through the provision of therapeutic health services from its Oriental holistic health centers. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured. This is generally based on the completion of services provided to the customers at the Oriental holistic health centers and settlement of the transactions either by cash or credit card payments.

Interest revenue is recognized using the effective interest method, which for floating rate financial assets is the rate inherent in the instrument. Dividend revenue is recognized when the right to receive a dividend has been established.

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

Deferred income tax expense is calculated using the liability method in accordance with ASC 740 Income Taxes. Deferred tax assets and liabilities are classified as non-current in the balance sheet and are measured based on the difference between the carrying value of assets and liabilities for financial reporting and their tax basis when such differences are considered temporary in nature. Temporary differences related to intercompany profits are deferred using the buyer’s tax rate. Deferred tax assets are reviewed for recoverability every balance sheet date, and the amount probable of recovery is recognized.

AREM PACIFIC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2023

1.14      Income Tax (Continued)

Deferred income tax expense represents the change in deferred tax asset and liability balances during the periods discussed except for the deferred tax related to items recognized in other comprehensive income or resulting from a business combination or disposal. Changes resulting from amendments and revisions in tax laws and tax rates are recognized when the new tax laws or rates become effective or are substantively enacted. Uncertain tax positions are recognized in the consolidated financial statements based on management’s expectations.

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

1.15      Goods and Services Tax (“GST”)

Revenues, expenses and assets are recognized net of the amount of GST, except where the amount of GST incurred is not recoverable from the Australian Taxation Office (“ATO”).

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

FOR THE YEARS ENDED JUNE 30, 2023

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

The Group determines the estimated useful lives and related depreciation and amortization charges for its plant and equipment. The useful lives could change significantly as a result of technical innovations or some other event. The depreciation and amortization charge will increase where the useful lives are less than previously estimated lives, or technically obsolete or non-strategic assets that have been abandoned or sold will be written off or written down.

(ii)	Income tax

The Group is subject to income taxes in the jurisdictions in which it operates. Significant judgement is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Group recognizes liabilities for anticipated tax audit issues based on the Group's current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

(iii)	Fair value measure of shares issued

The calculation of the fair value of shares issued requires significant estimate to be made in regard to several variables. The estimations made are subject to variability that may alter the overall fair value determined.

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

AREM PACIFIC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2023

4.      Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the consolidated balance sheets as follows:

	2023	2022
	US$	US$

Cash at bank	23,614	106,942
Petty Cash	19,780	10,021
	43,394	116,963

5.      Other Assets

	2023	2022
	US$	US$
Current
Deposits paid	19,988	20,395

6.      Other Receivables

	2023	2022
	US$	US$
Current
Prepayment	7,626	—
Refundable from the Australian Taxation Office	6,059	207
	13,685	207

AREM PACIFIC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2023

7.      Plant and Equipment

	Furniture and fittings	Office equipment	Computers	Motor vehicles	Plant and equipment	Lease improvements	Total
At cost
Balance as of July 1, 2021	37,064	662	10,327	36,062	14,804	81,771	180,690
Effect of foreign currency exchange difference	(3,101)	(55)	(864)	(3,017)	(1,238)	(6,842)	(15,117)
Balance as of June 30, 2022	33,963	607	9,463	33,045	13,566	74,929	165,573
Effect of foreign currency exchange difference	(1,277)	(23)	(356)	(1,242)	(510)	(2,817)	(6,225)
Balance as of June 30, 2023	32,686	584	9,107	31,803	13,056	72,112	159,348

Accumulated depreciation
Balance as of July 1, 2021	37,064	662	10,327	36,062	14,804	81,771	180,690
Effect of foreign currency exchange difference	(3,101)	(55)	(864)	(3,017)	(1,238)	(6,842)	(15,117)
Balance as of June 30, 2022	33,963	607	9,463	33,045	13,566	74,929	165,573
Effect of foreign currency exchange difference	(1,277)	(23)	(356)	(1,242)	(510)	(2,817)	(6,225)
Balance as of June 30, 2022	32,686	584	9,107	31,803	13,056	72,112	159,348

Net carrying amount
As of June 30, 2022	—	—	—	—	—	—	—
As of June 30, 2023	—	—	—	—	—	—	—

8.      LEASES

Company as a lessee

The Company has lease contract for land and building. The Company’s obligations under these leases are secured by the lessor’s title to the leased assets. The Company is restricted from assigning and subleasing the leased assets.

AREM PACIFIC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2023

(a)	Right-of-use asset

Shop lot
US$
Cost
At 1 July 2021	463,401
Effect of foreign currency exchange difference	(25,282)
At 30 June 2022	438,119
Effect of foreign currency exchange difference	(8,523)
At 30 June 2023	429,596

Accumulated Amortization
At 1 July 2021	121,769
Amortization	64,884
At 30 June 2022	186,653
Amortization	60,199
At 30 June 2023	246,852

Net carrying amount
As of 30 June 2022	251,466
As of 30 June 2023	182,744

(b)	Lease liability

The carrying amounts of lease liability is as follows:

	2023	2022
	US$	US$
Current
Lease liability	63,601	60,412

Non-Current
Lease liability	151,513	223,517
	215,114	283,929

AREM PACIFIC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2023

9.      Accrued and Other Liabilities

	2023	2022
	US$	US$
Current
Payroll liabilities	5,694	3,054
Other payables	74,792	81,971
	80,486	85,025

10.     Borrowings

	2023	2022
	US$	US$
Loan from Director
Current
Balance as of 1 July	9,625	123,274
Repayment	41	(103,335)
Forex exchange	(363)	(10,314)
Balance as of 30 June	9,303	9,625

The loan balance above is an unsecured loan from Xin Jin, a significant shareholder and an officer of the Company and its sole Director. The loan is non-trade in nature, non-interest bearing and repayable on demand.

11.      Share capital

	2023	2022
	US$	US$
Issued and fully paid ordinary shares:
At beginning / end of year	356	356

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

12.     Other Comprehensive Loss

	2023	2022
	US$	US$

Foreign currency translation reserve	(9,312)	(7,434)

AREM PACIFIC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2023

13.     Income Tax Expense

	2023	2022
	US$	US$
(a) The components of tax expense comprise:
Income tax
Under provision of income tax in prior years
- Australia	21,602	—
- US	—	—
Total	21,602	—

	2023	2022
	US$	US$
(b) The following is a reconciliation of the Company’s total income tax expense to the (loss)/income before income taxes for the years ended June 30, 2023 and 2022, respectively:
(Loss)/income before income tax provision	(32,064)	42,111
Income tax computed at statutory tax rate	(9,619)	12,633
Recoupment of prior year tax losses at previously brought to account:	—	(12,633)
Change in valuation allowance	9,619	—
Under provision of income tax in prior year	21,602	—
Consolidated income tax expense	21,602	—

	2023	2022
	US$	US$
(c) Deferred tax asset do not recognized as follows:
Operating loss carryforward	32,064	—
Less: valuation allowance	(32,064)	—
Deferred tax assets, net of valuation allowance	—	—

Deferred tax assets are recognized in the consolidated financial statements only to the extent that it is probable that future taxable profits will be available against which the Company can utilize the benefits. The use of these tax losses is subject to the agreement of the tax authorities and compliance with certain provisions of the tax legislation of the respective countries in which the group companies operate.

14.     Capital Commitments

There was no capital expenditure as of June 30, 2023.

15.     Contingencies

From time to time, the Group is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Group is a party for which management believes the ultimate outcome would have a material adverse effect on the Group’s financial position.

AREM PACIFIC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2023

16.     Related Party Transactions

(a)	Parent entity

The ultimate parent entity which exercises control over the Group is Arem Pacific Corporation.

(b)	Subsidiary

Sanyi Group is a wholly owned subsidiary of the Company and is incorporated in Australia.

(c)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	2023	2022
	US$	US$
Loan from director and shareholder	9,303	9,625

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2023, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, our management assessed the effectiveness of our internal control over the financial reporting as of June 30, 2023, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of June 30, 2023 due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

With the exception of commencing the process of implementing the foregoing steps to resolve the weaknesses in our internal controls, there have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended June 30, 2023.

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

ITEM 9B:  OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None, not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position and Offices Held	Dates in Position or Office
Xin Jin	45	President and Director	December 2020 - Present
		Chief Financial Officer	January 2022 - Present
		Vice President	June 2013 - February 2017
		President and Director - Arem Arizona	July 2010 - Present
Jianji Jin	40	Sole Director - Sanyi Group	September 2013 - Present

Background and Business Experience

Xin Jin is 45 years of age and founded Sanyi Group in 2012, as a therapeutic health center that uses traditional Chinese massage and alternative approaches to personal wellbeing, including reflexology, acupuncture and cupping, all aimed at easing a client’s muscular tension, to stimulate organ function and restore and promote a healthy body. Mr Xin serves as the President and Managing Director of Sanyi Group, which was acquired by us on June 30, 2012.

Mr Xin graduated from Shandong University, China, in 2001 with a Bachelor of Commerce, where he majored in Accounting. He then attended Deakin University, Australia, and graduated with a Master’s Degree in Professional Accounting in 2004.

On April 20, 2021, we increased the size of our Board of Directors to three members and elected and designated ZhiYu Qian and GuoYan Zhao to serve on the Board of Directors until the next annual meeting of the stockholders or until their respective successors shall be elected and qualify. Each resigned as a member of the Board of Directors of the Company in February, 2022.

Jianji Jin is 40 years of age and has been the sole director of Sanyi Group since September of 2013, managing and supervising its entire business operations.  In this capacity, he is responsible for overseeing all employees, the engagement of employees and independent personnel, compliance with applicable laws, advertising and promotions and customer relations and all other aspects of Sanyi Group’s business.  Mr. Jin graduated from Dalian Medical University in China with a Medicine Degree in 2005. He holds a Diploma in Remedial Massage in Melbourne College of Professional Therapists earned in Australia in 2014; and a Certificate IV of Property Sales from the Holmesglen Institute of TAFE (“Technical and Further Education”), also earned in Australia, in 2010. He speaks Chinese and English.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com- pensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Xin Jin	2023	$0	$0	$0	$0	$0	$0	$0	$0
President
and
Director

Jianji Jin	2023	$0	$0	$0	$0	$0	$0	$0	$0
Director
Sanyi

Securities Authorized for Issuance under Equity Compensation Plans

At June 30, 2023, we have no outstanding equity awards.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
None	None	None	None	None	None	None	None

Transactions with Related Persons

During the fiscal years ended June 30, 2023, there were no related party transactions other than disclosed in Note 16 to the consolidated financial statements.

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

See the heading “References” at the forepart of this Annual Report. The Company has no parents.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of October 5, 2023, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of the Company to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of the Company and all executive officers and directors of the Company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within sixty (60) days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

All percentages are calculated based upon a total number of 373,950,544 shares of common stock outstanding as of October 5, 2023, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within sixty (60) days.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the fiscal years ended June 30, 2023, there were no related party transactions other than disclosed in Note 16 to the consolidated financial statements.

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

See the heading “References” at the forepart of this Annual Report.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants, Audit Alliance LLP during the fiscal year ended below:

Fee Category	2023		2022
Audit Fees	US$	17,500	US$	78,000
Other Fees		$—		$—
Total Fees	US$	17,500	US$	78,000

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

Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees” above.

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

PART IV

ITEM 15:  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited consolidated financial statements of the Company contained in Part II, Item 8 above, of this Annual Report, which are incorporated herein by this reference.

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

(a) Exhibits.

Exhibit Number	Description of Exhibit	Filing
3(i)	Restated Certificate of Incorporation	Incorporated by reference to the Annual Report on Form 10-K filed on November 21, 2022.
3(ii)	Amended and Restated Bylaws	Incorporated by reference to the Annual Report on Form 10-K filed on November 21, 2022.
4	Description of Securities	Incorporated by reference to the Annual Report on Form 10-K filed on November 21, 2022.
14	Code of Conduct	Incorporated by reference to the Annual Report on Form 10-K filed on November 21, 2022.
21	Subsidiaries	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Form of Company Representative Agreement	Incorporated by reference to the Annual Report on Form 10-K filed on November 21, 2022.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arem Pacific Corporation

Date:	October 13, 2023	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	October 13, 2023	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

