Form 10-Q
period 2023-09-30
Arem Pacific Corp
filed 2023-11-14
CIK 1435812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.000001 par value per share	373,950,544 shares
Class	Outstanding as of November 14, 2023

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

2

Arem Pacific Corporation

FORM 10-Q

September 30, 2023

PART I - FINANCIAL STATEMENTS

September 30, 2023

Arem Pacific Corporation

Condensed Consolidated Balance Sheets

		As of September 30, 2023	As of June 30, 2023
	Note	(Unaudited)	(Audited)
		US$	US$
Assets
Cash and cash equivalents	4	36,726	43,394
Other assets	5	19,470	19,988
Other receivables	6	29,922	13,685
Total current assets		86,118	77,067

Plant and equipment, net	7	—	—
Right-of-use asset	8	161,645	182,744
Total non-current assets		161,645	182,744
Total assets		247,763	259,811

Liabilities and Stockholders’ Deficit
Liabilities
Accrued and other liabilities	9	78,473	80,486
Borrowings	10	9,063	9,303
Lease liability	8	58,631	63,601
Total current liabilities		146,167	153,390

Lease liability	8	132,142	151,513
Total non-current liability		132,142	151,513
Total liabilities		278,309	304,903

Capital commitments	14
Contingencies	15

Stockholders’ deficit
Common stock, $0.000001 par value, 500,000,000 shares authorized, 373,950,544 shares issued and outstanding as of September 30, 2023, and June 30, 2023, respectively	11	356	356
Additional paid in capital		157,150	157,150
Other comprehensive loss	12	(9,953)	(9,312)
Accumulated losses		(178,099)	(193,286)
Total Stockholders’ deficit		(30,546)	(45,092)
Total liabilities and Stockholders’ deficit		247,763	259,811

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

		For the Three Months Ended September 30
	Note	2023	2022
		US$	US$
Revenue		80,877	77,527

Operating expenses
Payroll and employee related expense		28,930	24,398
Amortization on right-of-use assets		16,587	15,277
General and administrative expenses		18,395	7,760
Total operating expenses		63,912	47,435

Income from operations		16,965	30,092

Interest expenses		(1,783)	(2,375)
Other income		—	7,722
Interest income		5	2
Total other (expenses)/income		(1,778)	5,349

Income from continuing operations before income tax expenses		15,187	35,441
Income tax expense	13	—	—
Net income after income tax expense for the period		15,187	35,441

Other comprehensive loss
Exchange differences arising on translation of foreign operations		(641)	(6,696)
Other comprehensive loss		(641)	(6,696)

Total comprehensive income for the period		14,546	28,745

Net income per share
Basic and diluted		0.00003890	0.00007686
Weighted average number of common stock outstanding
Basic and diluted		373,950,544	373,950,544

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Accumulated Losses	Total Deficit
		US$	US$	US$	US$	US$
Balance as of June 30, 2023	373,950,544	356	157,150	(9,312)	(193,286)	(45,092)
Income after income tax expense for the period	—	—	—	—	15,187	15,187
Other comprehensive loss	—	—	—	(641)	—	(641)
Total comprehensive income for the period	—	—	—	(641)	15,187	14,546
Balance as of September 30, 2023	373,950,544	356	157,150	(9,953)	(178,099)	(30,546)

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30
	2023	2022
	US$	US$

Cash flows from operating activities:
Profit before tax	15,187	35,441
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use asset	16,587	15,277
Net changes in operating assets and liabilities:
(Increase)/decrease in other receivables	(15,719)	1,353
(Decrease)/increase in accrued and other liabilities	(2,253)	466
Net cash generated by operating activities	13,802	52,537
Cash flows from financing activity
Repayment of lease liability	(24,341)	(29,822)
Net cash used in financing activity	(24,341)	(29,822)
Net (decrease)/increase in cash and cash equivalents	(10,539)	22,715
Cash and cash equivalents at the beginning of period	43,394	116,963
Exchange difference on translation of foreign operations	3,871	6,685
Cash and cash equivalents at the end of period	36,726	146,363

Supplemental cash flow information
Interest income	5	2
Supplemental non-cash flows information
Lease liability arising from obtaining right-of-use asset	(1,783)	(2,375)

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Quarterly Period Ended September 30, 2023

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1         Nature of Operations

Our current corporate structure is depicted below:

Arem Pacific Corporation (a Delaware corporation)
100% owned
Arem Pacific Corporation (an Arizona corporation)
100% owned
Sanyi Group Pty. Ltd. an Australian corporation

Arem Pacific Corporation (Delaware), sometimes referred to as the “Company” below, has been focusing its business on the operation of an Oriental holistic health wellness center located in Australia (Victoria) through its wholly-owned subsidiary Sanyi Group Pty. Ltd. (“Sanyi Group”). Sanyi Group operates one wellness center in Victoria, Australia.

Unless the context indicates otherwise, the term “Group” as used herein includes the Company and Sanyi Group.

1.2         Basis of Accounting

The accompanying consolidated financial statements include the accounts of our wholly-owned subsidiary Sanyi Group Pty Ltd which is a company domiciled in Australia. These consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X published by the U.S. Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated. The Group has evaluated events or transactions through the date of issuance of this report in conjunction with the preparation of these consolidated financial statements. All amounts presented are in US dollars, unless otherwise noted.

The consolidated financial statements, except for cash flow information, have been prepared on an accrual basis and are based on historical costs, modified, where applicable, by the measurement at fair value of selected non-current assets, financial assets and financial liabilities. The amounts presented in the consolidated financial statements have been rounded to the nearest dollar.

1.3         Going Concern Basis

These consolidated financial statements have been prepared on a going concern basis, which assumes the Group will continue its operations in the foreseeable future and that the Group will be able to realize its assets and discharge its liabilities in the normal course of operations. The Group had net current liabilities as of September 30, 2023 of US$60,049. As of September 30, 2023, the Group had a negative net stockholders’ deficit of US$30,546, and accumulated losses of US$178,099.

The Group believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	As of September 30, 2023, US$9,063 of the outstanding debts were owed to Xin Jin, a significant shareholder and an officer of the Group, and the sole Director of the Group.

(ii)	The Group has received a Letter of Support from Xin Jin, in which he offers to provide continuing financial support to Sanyi Group to enable it to cover its liabilities as and when they become due and payable for a period of not less than twelve (12) months from the date of the financial statements. The loan of $9,063 as of September 30, 2023, to Sanyi Group, will not be required to be paid without giving at least thirteen (13) months’ notice.

If the Group is unable to continue as a going concern, it may be required to realize its assets and extinguish its liabilities outside of the ordinary course of business, and at amounts different from those stated in the consolidated financial statements. The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Group not continue as a going concern.

 Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Quarterly Period Ended September 30, 2023

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

1.7          Other Receivables

Other receivables represent amounts that the Group has paid in advance of receiving benefits or services. Other receivables include tax recoverable from the Australian Taxation Office and prepayments. Prepayments are recognized as an expense over the general contractual period.

1.8          Plant and Equipment

Plant and equipment are recorded at cost. Costs of renewal and improvements that substantially extend the useful lives of assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as detailed below:

Furniture and fittings	5 years
Office equipment	10 years
Computers	2 years
Motor vehicles	5 years
Plant and equipment	3 years
Lease improvements	3 years

Derecognition

An item of plant and equipment is derecognized upon disposal or when no further economic benefits are expected from its use or disposal.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Quarterly Period Ended September 30, 2023

1.9         Leases

The Group assesses at contract inception whether a contract is, or contains, a lease. That is, if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

As lessee

The Group applies a single recognition and measurement approach for all leases, except for short-term leases and leases of low-value assets. The Group recognizes lease liabilities representing the obligations to make lease payments and right-of-use assets representing the right to use the underlying leased assets.

Right-of-use assets

The Group recognizes right-of-use assets at the commencement date of the lease (i.e. the date the underlying asset is available for use). Right-of-use assets are measured at cost, less any accumulated depreciation and impairment losses, and adjusted for any remeasurement of lease liabilities. The cost of right-of-use assets includes the amount of lease liabilities recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received. Right-of-use assets are depreciated on a straight-line basis over the shorter of the lease term and the estimated useful lives of the assets.

If ownership of the leased asset transfers to the Group at the end of the lease term or the cost reflects the exercise of a purchase option, depreciation is calculated using the estimated useful life of the asset. The right-of-use assets are also subject to impairment. The accounting policy for impairment is disclosed in Key Judgements.

Lease liability

At the commencement date of the lease, the Group recognizes lease liability measured at the present value of lease payments to be made over the lease term. The lease payments include fixed payments (including in-substance fixed payments) less any lease incentives receivable, variable lease payments that depend on an index or a rate, and amounts expected to be paid under residual value guarantees. The lease payments also include the exercise price of a purchase option reasonably certain to be exercised by the Group and payments of penalties for terminating the lease, if the lease term reflects the Group exercising the option to terminate. Variable lease payments that do not depend on an index or a rate are recognized as expenses (unless they are incurred to produce inventories) in the period in which the event or condition that triggers the payment occurs.

In calculating the present value of lease payments, the Group uses its incremental borrowing rate at the lease commencement date because the interest rate implicit in the lease is not readily determinable. After the commencement date, the amount of lease liabilities is increased to reflect the accretion of interest and reduced for the lease payments made. In addition, the carrying amount of lease liabilities is remeasured if there is a modification, a change in the lease term, a change in the lease payments (e.g. changes to future payments resulting from a change in an index or rate used to determine such lease payments) or a change in the assessment of an option to purchase the underlying asset.

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

For The Quarterly Period Ended September 30, 2023

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

Deferred income tax expense represents the change in deferred tax asset and liability balances during the periods discussed except for the deferred tax related to items recognized in other comprehensive income or resulting from a business combination or disposal. Changes resulting from amendments and revisions in tax laws and tax rates are recognized when the new tax laws or rates become effective or are substantively enacted. Uncertain tax positions are recognized in the financial statements based on management’s expectations.

Deferred tax assets and liabilities are offset when there is a legally enforceable right to set off current tax assets against current tax liabilities, when they are related to income taxes levied by the same taxation authority, and when the Group intends to settle its current tax assets and liabilities on a net basis.

Deferred taxes are not provided on undistributed earnings of subsidiaries when the timing of the reversal of this temporary difference is controlled by the Group and is not expected to happen in the foreseeable future. This is applicable for the majority of the Group’s subsidiaries.

 Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Quarterly Period Ended September 30, 2023

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

1.16      Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing income or losses available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed similar to basic net income or losses per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and of the additional common shares were dilutive. Diluted earnings (loss) per common share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the periods discussed. Under the if–converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

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

The Group is subject to income tax in the jurisdictions in which it operates. Significant judgement is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Group recognizes liabilities for anticipated tax audit issues based on the Group's current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

 Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Quarterly Period Ended September 30, 2023

2.      Critical Accounting Estimates and Judgements (Continued)

Key Estimates (Continued)

(iii)	Fair value measure of shares issued

The calculation of the fair value of shares issued requires significant estimates to be made in regard to several variables. The estimations made are subject to variability that may alter the overall fair value determined.

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

4.      Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the consolidated balance sheets as follows:

	September 30, 2023	June 30, 2023
	US$	US$

Cash at bank	13,585	23,614
Petty Cash	23,141	19,780
	36,726	43,394

5.      Other Assets

	September 30, 2023	June 30, 2023
	US$	US$

Current
Deposits paid	19,470	19,988

6.      Other Receivables

	September 30, 2023	June 30, 2023
	US$	US$

Current
Prepayment	7,428	7,626
Refundable from the Australian Taxation Office	22,494	6,059
	29,922	13,685

 Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Quarterly Period Ended September 30, 2023

7.      Plant and Equipment

	Furniture and fittings	Office equipment	Computers	Motor Vehicles	Plant and equipment	Lease Improvements	Total
At cost
Balance as of June 30, 2023	32,686	584	9,107	31,803	13,056	72,112	159,348
Effect of foreign currency exchange difference	(848)	(15)	(236)	(825)	(339)	(1,871)	(4,134)
Balance as of September 30, 2023	31,838	569	8,871	30,978	12,717	70,241	155,214

Accumulated depreciation
Balance as of June 30, 2023	32,686	584	9,107	31,803	13,056	72,112	159,348
Effect of foreign currency exchange difference	(848)	(15)	(236)	(825)	(339)	(1,871)	(4,134)
Balance as of September 30, 2023	31,838	569	8,871	30,978	12,717	70,241	155,214

Net book value
As of June 30, 2023	—	—	—	—	—	—	—
As of September 30, 2023	—	—	—	—	—	—	—

8.      LEASES

Group as a lessee

The Group has lease contract for land and building. The Group’s obligations under these leases are secured by the lessor’s title to the leased assets. The Group is restricted from assigning and subleasing the leased assets.

(a)	Right-of-use assets

Shop lot
US$
Cost
Balance as of June 30, 2023	429,596
Effect of foreign currency exchange difference	(4,512)
Balance as of September 30, 2023	425,084

Accumulated amortization
Balance as of June 30, 2023	246,852
Amortization	16,587
Balance as of September 30, 2023	263,439

Net carrying amount
As of June 30, 2023	182,744
As of September 30, 2023	161,645

 Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Quarterly Period Ended September 30, 2023

8.      LEASES (Continued)

(b)	Lease liabilities

The carrying amounts of lease liabilities is as follows:

	September 30, 2023	June 30, 2023
	US$	US$
Current
Lease liabilities	58,631	63,601

Non Current
Lease liabilities	132,142	151,513
	190,773	215,114

9.      Accrued and Other Liabilities

	September 30, 2023	June 30, 2023
	US$	US$
Current
Payroll liabilities	4,016	5,694
Other payables	74,457	74,792
	78,473	80,486

10.      Borrowings

	September 30, 2023	June 30, 2023
	US$	US$
Loan from related party
Current
Balance as of beginning of period/year	9,303	9,625
Repayment	—	41
Effect of foreign currency exchange difference	(240)	(363)
Balance as of end of period/year	9,063	9,303

The loan balance above is an unsecured loan from Xin Jin, a significant shareholder and an officer of the Group and its sole Director. The loan is non-trade in nature, non-interest bearing and repayable on demand.

11.      Share capital

	September 30, 2023	June 30, 2023
	US$	US$
Issued and fully paid ordinary shares:
At beginning / end of period/year	356	356

The holders of ordinary shares are entitled to receive dividends as and when declared by the Group. All ordinary shares carry one vote per share without restrictions. The ordinary shares have no par value.

12.      Other Comprehensive Loss

	September 30, 2023	June 30, 2023
	US$	US$

Foreign currency translation reserve	(9,953)	(9,312)

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Quarterly Period Ended September 30, 2023

13.      Income Tax Expense

	September 30, 2023	September 30, 2022
	US$	US$
(a) The components of tax expense comprise:
Current tax
- Australia	—	—
- US	—	—
Total	—	—

(b) The following is a reconciliation of the Group’s total income tax expense to the (loss)/income before income taxes for the period/years ended:
Profit before income tax provision	15,187	35,441
Income tax computed at statutory tax rate	4,556	10,632
Recoupment of prior year tax losses at previously brought to account	(4,556)	(10,632)
Consolidated income tax expense	—	—

14.      Capital Commitments

There was no capital expenditure as of September 30, 2023.

15.      Contingencies

From time to time, the Group is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Group is a party for which management believes the ultimate outcome would have a material adverse effect on the Group’s financial position.

16.      Related Party Transactions

(a)	Parent entity

The ultimate parent entity which exercises control over the Group is Arem Pacific Corporation.

(b)	Subsidiary

Sanyi Group is a wholly owned subsidiary of the Company and is incorporated in Australia.

(c)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	September 30, 2023	June 30, 2023
	US$	US$
Loan from related party	9,063	9,303

The loan balance above is an unsecured loan from Xin Jin, a significant shareholder and the CEO, CFO and the sole director of the Group. The loan is non-trade, non-interest bearing and repayable on demand.

17.      Events After the Reporting Period

There has not arisen in the interval between the end of the financial period and the date of these financial statements any other item, transaction or event of a material and unusual nature likely, in the opinion of the Management of the Group, to affect significantly the operation of the Group, the results of those operations, or the state of affairs of the Group, in future financial years.

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

Overview of Current and Planned Business Operations

Through Sanyi Group, we are engaged in providing wellness services that include acupressure/reflexology, massage therapy and cupping. We offer various types of massage therapy, such as Swedish, deep tissue and hot stone oil, among others, all as discussed in Item 1. Business, above. We primarily rely on our promotional activities and our shopping center location to attract new customers and maintain our current customers.

We have identified future partners from strategic cities in China to help us expand to the Chinese market for our wellness services in the major cities of China, including Guangzhou, Shenzhen, Fujian, Sichuan, Beijing, and Shanghai for fiscal year 2023, though these plans are subject to the uncertainties related to the coronavirus pandemic and are currently on hold.

Results of Operations

Comparison of the quarter ended September 30, 2023, to the quarter ended September 30, 2022

Revenue

For the three months ended September 30, 2023, we had revenue of US$80,877, compared to the three months ended September 30, 2022, with revenue of US$77,527, or an increase of US$3,350. There are not much changes compared to the previous year three months ended result as the business operation hour is same as previous year.

Payroll and employee related expense

For the three months ended September 30, 2023, our payroll and employee related expenses were US$28,930, compared to the three months ended September 30, 2022, with expenses of US$24,398, or an increase of US$4,532. The payroll and employee related expenses including superannuation contributions and employee membership fees. Hiring costs and staff amenities were also higher in 2023. The headcount on and off having increase or reduce due to weekend there would be more customer to serve,, the Group would hire part time staff.

Amortization Right-of-Use Asset

For the three months ended September 30, 2023, the amortization right-of-use assets increased by US$1,310 to US$16,587, compared to the three months ended September 31, 2022, with an increase of US$15,277. This increase was due to foreign exchange translation.

General and Administrative Expenses

For the three months ended September 30, 2023, general and administrative expenses increased by US$10,635 to US$18,395, compared to the three months ended September 30, 2022, with an increase of US$7,760. The increase in expenses resulted from consultant fees charged for customer surveys and staff training amounting to US$11,067. Staff training conduct when new part time staff join.

Operating Expenses

For the three months ended September 30, 2023, our operating expenses were US$63,912, compared to the three months ended September 30, 2021, with operating expenses of US$47,435. The increase in operating expenses resulted from consultant fees charged for customer surveys and staff training amounting to US$11,067.

Net Income

For the three months ended September 30, 2023, we had net income after income tax of US$15,187, compared to the three months ended September 30, 2021, with net income after tax of US$35,441. The increase in general and administrative expenses and reduction in other income affected our profit during the three months ended September 30, 2023.

Liquidity and Capital Resources

On September 30, 2023, we had net current liabilities of US$60,049 (June 30, 2023 net current liabilities of US$76,323) and accumulated losses of US$178,099 (June 30, 2023 accumulated losses US$193,286), and of that date, the Group had shown a capital deficiency of US$30,546 (June 30, 2023 capital deficiency of US$45,092). We reported an after-tax profit of US$15,187 for the three months ended September 30, 2023 (September 30, 2022 after tax profit was US$35,441).

The Group has received a Letter of Support from Xin Jin, in which he offers to provide continuing financial support to Sanyi Group to enable it to cover its liabilities as and when they become due and payable for a period of not less than twelve (12) months from the date of the financial statements. The loan of $9,063 as of September 30, 2023, to Sanyi Group, will not be required to be paid without giving at least thirteen (13) months’ notice.

Summary of Significant Accounting Policies

The financial statements of the Group have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Group’s fiscal year end is June 30.

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

Fair Value of Financial Instruments

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Group has adopted ASC 740-10-50 “Accounting for Income Taxes” as of its inception. Pursuant to the standard, the Group is required to compute tax asset benefits for initial years of operating losses carried forward.

Basic and Diluted Net Income (Loss) Per Share

The Group computes net income (loss) per share in accordance with ASC 260-10-4-5, “Earnings per Share.” The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the periods discussed. Diluted EPS gives effect to all dilutive potential common shares outstanding during the periods discussed, including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and issued subsequent amendments within ASU 2021-01 and ASU 2022-06 (collectively, including ASU 2020-04, “ASC 848”) in January 2021 and December 2022 respectively. ASC 848 provides optional expedients and exceptions for applying U.S. GAAP on contract modifications and hedge accounting to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. These optional expedients and exceptions provided in ASC 848 are effective for us from January 1, 2020 through December 31, 2024. We have elected the optional expedients for certain existing interest rate swaps that are designated as cash flow hedges, which did not have a material impact on the financial position, results of operations and cash flows. We are evaluating the effects, the adoption of the new standard did not have a material impact on the Group’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which provides guidance on the acquirer’s accounting for acquired revenue contracts with customers in a business combination. The amendments require an acquirer recognizes and measures contract assets and contract liabilities acquired in a business combination at the acquisition date in accordance with ASC 606 as if it had originated the contracts. This guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The new guidance is required to be applied prospectively to business combinations occurring on or after the date of adoption. This guidance is effective for us for the year ending June 30, 2024 and interim reporting periods during the year ending June 30, 2024. Early adoption is permitted. We are evaluating the effects, the adoption of the new standard did not have a material impact on the Group’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for us for the year ending June 30, 2025 and interim reporting periods during the year ending June 30, 2025. Early adoption is permitted. We are evaluating the effects, the adoption of the new standard did not have a material impact on the Group’s consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which require a buyer in a supplier finance program disclose qualitative and quantitative information about the supplier finance program. The amendments do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The new guidance is required to be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. This guidance is effective for us for the year ending June 30, 2024 and interim reporting periods during the year ending June 30, 2024. Early adoption is permitted. We are evaluating the effects, the adoption of the new standard did not have a material impact on the Group’s consolidated financial statements.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three-month period ended September 30, 2023.

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

Concentration of Major Customers

Our concentration of revenue from customers in our facility that is located in a shopping center in Victoria, Australia, makes it reasonably possible that we are vulnerable to the risk of a long-term adverse impact, especially with the current rise in variants of the coronavirus that have recently increased public exposure and the number of reported cases of this virus. As a result, governments and other authorities around the world continue to implement significant measures as deemed necessary to control the spread of the virus. While many of these restrictions have been lifted as the rates of Covid-19 infections have decreased or stabilized and as various vaccines have become more widely available, a resurgence of Covid-19 and the impact of variants of the virus that causes Covid-19 may result in the reinstatement of social distancing measures; business closures; lockdowns; restrictions on operations; quarantines and travel bans, among other restrictive measures. In addition, any government mandates that require Covid-19 vaccination or other employee behaviors may result in employee attrition at the Group or its suppliers or customers and may create difficulties in satisfying future employment and supply requirements.

Effect of Recent Accounting Pronouncements

The Group has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Group’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2023, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, our management assessed the effectiveness of our internal control over the financial reporting as of September 30, 2023, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of September 30, 2023, and continue to be ineffective, due to the following material weaknesses:

•	lack of sufficient accounting personnel qualified in US GAAP and SEC reporting; and

•	insufficient accounting staff, which results in a failure to segregate duties sufficiently to ensure a timely and proper preparation and review of the financial statements.

We have taken steps to remediate the material weaknesses in our internal control over financial reporting practicable by:

•	hiring additional internal staff familiar with US GAAP and SEC reporting. In the past couple of years, we have made offers to hire accounting personnel familiar with US GAAP and SEC reporting experience, but as of yet have been unable to hire a suitable candidate. We now plan to hire a professional recruitment agency to assist us in the identification and selection of appropriate candidates.

•	enhancing staff awareness of laws and regulations by conducting more trainings.

•	hiring sufficient staff to adequately segregate responsibilities and ensure timely preparation of financial statements; and providing training to our accounting personnel on US GAAP, SEC reporting and other regulatory requirements regarding the preparation of financial statements. Our financial personnel attended US GAAP and SEC reporting training sessions organized by an international accounting firm. We plan to hold similar US GAAP and SEC reporting training on a regular basis.

Although we have increased the training provided to accounting personnel relating to US GAAP and SEC reporting to partially address the foregoing material weaknesses, we do not believe such weaknesses have been remediated, and we can provide no assurance that they will be remediated in a timely manner.

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

Changes in Internal Control Over Financial Reporting

With the exception of commencing the process of implementing the foregoing steps to resolve the weaknesses in our internal controls, there have been no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2023.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required of smaller reporting companies like us; however, see Part I, Item 1A. Risk Factors, of our 10-K Annual Report for the fiscal year ended June 30, 2023 (see the caption “Explanatory Note” at the forepart of this Quarterly Report), which Annual Report can be accessed by Hyperlink in Part II, Item 6 hereof, for a list of “Risk Factors.”

Furthermore, our business operations could be impacted by the current world health crisis related to the Covid-19 pandemic. See the caption “COVID-19 PANDEMIC” at the forepart of our 10-K Annual Report for the fiscal year ended June 30, 2023, for additional information about the Covid-19 pandemic, including the world-wide declaration of the Covid-19 pandemic by the World Health Organization (“WHO”), and current information about the pandemic restrictions in Australia and China.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3(i)	Restated Certificate of Incorporation	Filed with our Annual Report for the year ended June 30, 2022, filed on November 21, 2022, and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with our Annual Report for the year ended June 30, 2022, filed on November 21, 2022, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended June 30, 2023, and filed with the SEC on November 21, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arem Pacific Corporation

Date:	November 14, 2023	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 14, 2023	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

