Form 10-K/A
period 2023-06-30
Arem Pacific Corp
filed 2024-01-22
CIK 1435812

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

2

Explanatory Note: This 10-K/A has been amended to include a revision to the auditor’s report.

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

Report of Independent Registered Public Accounting Firm [PCAOB ID 3487]

To the Shareholder and Board of Director

Arem Pacific Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Arem Pacific Corporation (the “Company”) and its subsidiaries (the “Group”) as of June 30, 2023 and 2022, the related consolidated statements of operation and other comprehensive loss, changes in stockholder’s (deficit)/equity, and cash flows for the year ended June 30, 2023 and 2022, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of June 30, 2023 and 2022 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted in the United States of America (U.S. GAAP).

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

Arem Pacific Corporation

Date:	January 19, 2024	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	January 19, 2024	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

