Form 10-Q
period 2023-12-31
Arem Pacific Corp
filed 2024-02-09
CIK 1435812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.000001 par value per share	373,950,544 shares
Class	Outstanding as of February 8, 2024

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

2

Arem Pacific Corporation

FORM 10-Q

December 31, 2023

PART I - FINANCIAL STATEMENTS

December 31, 2023

Arem Pacific Corporation

Condensed Consolidated Balance Sheets

		As of December 31, 2023	As of June 30, 2023
	Note	(Unaudited)	(Audited)
		US$	US$
Assets
Cash and cash equivalents	4	56,062	43,394
Other assets	5	20,623	19,988
Other receivables	6	31,691	13,685
Total current assets		108,376	77,067

Plant and equipment, net	7	—	—
Right-of-use assets	8	153,882	182,744
Total non-current assets		153,882	182,744
Total assets		262,258	259,811

Liabilities and Stockholders’ Deficit
Liabilities
Accrued and other liabilities	9	73,238	80,486
Borrowings	10	16,439	9,303
Lease liability	8	62,325	63,601
Total current liabilities		152,002	153,390

Lease liability	8	119,552	151,513
Total non-current liability		119,552	151,513
Total liabilities		271,554	304,903

Capital commitments	14
Contingencies	15

Stockholders’ deficit
Common stock, $0.000001 par value, 500,000,000 shares authorized, 373,950,544 shares issued and outstanding as of December 31, 2023, and June 30, 2023, respectively	11	356	356
Additional paid in capital		157,150	157,150
Other comprehensive losses	12	(7,161)	(9,312)
Accumulated losses		(159,641)	(193,286)
Total Stockholders’ deficit		(9,296)	(45,092)
Total liabilities and Stockholders’ deficit		262,258	259,811

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

		For the Three Months Ended December 31,		For the Six Months Ended December 31,
	Note	2023	2022	2023	2022
		US$	US$	US$	US$
Revenue		81,333	90,130	162,210	167,657

Operating expenses
Payroll and employee related expenses		25,256	21,536	54,186	45,934
Amortization on right-of-use assets		16,469	14,681	31,150	29,958
General and administrative expenses		20,291	22,678	40,592	30,438
Total operating expenses		62,016	58,895	125,928	106,330

Income from operations		19,317	31,235	36,282	61,327

Interest expenses		(1,638)	(2,173)	(3,421)	(4,548)
Other income		—	—	—	7,722
Interest income		779	86	784	88
Total other income/(expenses)		(859)	(2,087)	(2,637)	3,262

Income from continuing operations before income tax expenses		18,458	29,148	33,645	64,589
Income tax expenses	12	—	—	—	—
Net income after income tax expense for the period		18,458	29,148	33,645	64,589

Other comprehensive income
Exchange differences arising on translation of foreign operations		2,792	6,193	2,151	(503)
Other comprehensive (loss)/income		2,792	6,193	2,151	(503)

Total comprehensive income for the period		21,250	35,341	35,796	64,086

Net income per share
Basic and diluted		0.00005683	0.00009451	0.00009572	0.00017138
Weighted average number of common stock outstanding
Basic and diluted		373,950,544	373,950,544	373,950,544	373,950,544

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Accumulated Losses	Total Deficit
		US$	US$	US$	US$	US$
Balance as of June 30, 2023	373,950,544	356	157,150	(9,312)	(193,286)	(45,092)
Income after income tax expense for the period	—	—	—	—	33,645	33,645
Other comprehensive income	—	—	—	2,151	—	2,151
Total comprehensive income for the period	—	—	—	2,151	33,645	35,796
Balance as of December 31, 2023	373,950,544	356	157,150	(7,161)	(159,641)	(9,296)

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31
	2023	2022
	US$	US$

Cash flows from operating activities:
Profit before tax	33,645	64,589
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use asset	31,150	29,958
Net changes in operating assets and liabilities:
(Increase) in other receivables	(18,641)	(1,646)
(Decrease)/increase in accrued and other liabilities	(7,248)	3,052
Decrease in lease liability	(33,237)	(41,781)
Net cash generated by operating activities	5,669	54,172
Cash flows from financing activity
Proceeds from borrowings	7,136	6,416
Net cash generated from financing activity	7,136	6,416
Net increase in cash and cash equivalents	12,805	60,588
Cash and cash equivalents at the beginning of period	43,394	116,963
Exchange difference on translation of foreign operations	(137)	3,983
Cash and cash equivalents at the end of period	56,062	181,534

Supplemental cash flow information
Interest income	784	88
Supplemental non-cash flows information
Lease liability arising from obtaining right-of-use asset	3,421	2,173

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Quarterly Period Ended December 31, 2023

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

1.3         Going Concern Basis

These consolidated financial statements have been prepared on a going concern basis, which assumes the Group will continue its operations in the foreseeable future and that the Group will be able to realize its assets and discharge its liabilities in the normal course of operations. The Group had net current liabilities as of December 31, 2023 of US$43,626. As of December 31, 2023, the Group had a negative net stockholders’ deficit of US$9,296, and accumulated losses of US$159,641.

The Group believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	As of December 31, 2023, US$16,439 of the outstanding debts were owed to Xin Jin, a significant shareholder and an officer of the Group, and the sole Director of the Group.

(ii)	The Group has received a Letter of Support from Xin Jin, in which he offers to provide continuing financial support to Sanyi Group to enable it to cover its liabilities as and when they become due and payable for a period of not less than twelve (12) months from the date of the financial statements. The loan of $16,439 as of December 31, 2023, to Sanyi Group, will not be required to be paid without giving at least thirteen (13) months’ notice.

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

For The Quarterly Period Ended December 31, 2023

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

For The Quarterly Period Ended December 31, 2023

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

Right-of-use asset

The Group recognizes right-of-use asset at the commencement date of the lease (i.e. the date the underlying asset is available for use). Right-of-use assets are measured at cost, less any accumulated depreciation and impairment losses, and adjusted for any remeasurement of lease liabilities. The cost of right-of-use assets includes the amount of lease liabilities recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received. Right-of-use assets are depreciated on a straight-line basis over the shorter of the lease term and the estimated useful lives of the assets.

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

Other payables are initially recognized at fair value and subsequently carried at amortized cost using the effective interest method.

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

For The Quarterly Period Ended December 31, 2023

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

For The Quarterly Period Ended December 31, 2023

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

1.16      Earnings per Common Share

Basic earnings per common share is computed by dividing income or losses available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed similar to basic net income or losses per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and of the additional common shares were dilutive. Diluted earnings (loss) per common share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the periods discussed. Under the if–converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

1.17      Accumulated Total Comprehensive Income (Loss)

Comprehensive income (loss) is presented net of applicable income taxes in the accompanying consolidated statements of stockholders' deficit and comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders' deficit instead of net income (loss).

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

For The Quarterly Period Ended December 31, 2023

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

4.      Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the consolidated balance sheets as follows:

	December 31, 2023	June 30, 2023
	US$	US$

Cash at bank	31,560	23,614
Petty Cash	24,502	19,780
	56,062	43,394

5.      Other Asset

	December 31, 2023	June 30, 2023
	US$	US$

Current
Deposits paid	20,623	19,988

6.      Other Receivables

	December 31, 2023	June 30, 2023
	US$	US$

Current
Prepayment	7,867	7,626
Refundable from the Australian Taxation Office	23,824	6,059
	31,691	13,685

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Quarterly Period Ended December 31, 2023

7.      Plant and Equipment

	Furniture and fittings	Office equipment	Computers	Motor Vehicles	Plant and equipment	Lease Improvements	Total
At cost
Balance as of June 30, 2023	32,686	584	9,107	31,803	13,056	72,112	159,348
Effect of foreign currency exchange difference	1,035	19	288	1,007	413	2,284	5,046
Balance as of December 31, 2023	33,721	603	9,395	32,810	13,469	74,396	164,394

Accumulated depreciation
Balance as of June 30, 2023	32,686	584	9,107	31,803	13,056	72,112	159,348
Effect of foreign currency exchange difference	1,035	19	288	1,007	413	2,284	5,046
Balance as of December 31, 2023	33,721	603	9,395	32,810	13,469	74,396	164,394

Net book value
As of June 30, 2023	—	—	—	—	—	—	—
As of December 31, 2023	—	—	—	—	—	—	—

8.      LEASES

Group as a lessee

The Group has lease contract for land and building. The Group’s obligations under these leases are secured by the lessor’s title to the leased assets. The Group is restricted from assigning and subleasing the leased assets.

(a)	Right-of-use assets

Shop lot
US$
Cost
Balance as of June 30, 2023	429,596
Effect of foreign currency exchange difference	2,288
Balance as of December 31, 2023	431,884

Accumulated amortization
Balance as of June 30, 2023	246,852
Amortization	31,150
Balance as of December 31, 2023	278,002

Net carrying amount
As of June 30, 2023	182,744
As of December 31, 2023	153,882

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Quarterly Period Ended December 31, 2023

8.      LEASES (Continued)

(b)	Lease liability

The carrying amounts of lease liability is as follows:

	December 31, 2023	June 30, 2023
	US$	US$
Current
Lease liability	62,325	63,601

Non Current
Lease liability	119,552	151,513
	181,877	215,114

9.      Accrued and Other Liabilities

	December 31, 2023	June 30, 2023
	US$	US$
Current
Payroll liabilities	4,411	5,694
Other payables	68,827	74,792
	73,238	80,486

The other payables represent GST, audit fees and professional fees. The other payables are non-interest bearing and are normally settled within 30 to 60 days term.

10.      Borrowings

	December 31, 2023	June 30, 2023
	US$	US$
Loan from related party
Current
Balance as of beginning of period/year	9,303	9,625
Advances	6,841	41
Effect of foreign currency exchange difference	295	(363)
Balance as of end of period/year	16,439	9,303

The loan balance above is an unsecured loan from Xin Jin, a significant shareholder and an officer of the Group and its sole Director. The loan is non-trade in nature, non-interest bearing and repayable on demand.

11.      Share capital

	December 31, 2023	June 30, 2023
	US$	US$
Issued and fully paid ordinary shares:
At beginning / end of period / year	356	356

The holders of ordinary shares are entitled to receive dividends as and when declared by the Group. All ordinary shares carry one vote per share without restrictions. The ordinary shares have no par value.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Quarterly Period Ended December 31, 2023

12.      Other Comprehensive Loss

	December 31, 2023	June 30, 2023
	US$	US$

Foreign currency translation reserve	(7,161)	(9,312)

13.      Income Tax Expense

	December 31, 2023	December 31, 2022
	US$	US$
(a) The components of tax expense comprise:
Current tax
- Australia	—	—
- US	—	—
Total	—	—

(b) The following is a reconciliation of the Group’s total income tax expense to the income before income taxes for the period/years ended:
Profit before income tax provision	33,645	64,589
Income tax computed at statutory tax rate	10,094	19,377
Recoupment of prior year tax losses at previously brought to account	(10,094)	(19,377)
Consolidated income tax expense	—	—

14.      Capital Commitments

There was no capital expenditure as of December 31, 2023.

15.      Contingencies

From time to time, the Group is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Group is a party for which management believes the ultimate outcome would have a material adverse effect on the Group’s financial position.

16.      Related Party Transactions

(a)	Parent entity

The ultimate parent entity which exercises control over the Group is Arem Pacific Corporation.

(b)	Subsidiary

Sanyi Group is a wholly-owned subsidiary of the Company and is incorporated in Australia.

(c)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	December 31, 2023	June 30, 2023
	US$	US$
Loan from related party	16,439	9,303

The loan balance above is an unsecured loan from Xin Jin, a significant shareholder and the CEO, CFO and the sole director of the Group. The loan is non-trade, non-interest bearing and repayable on demand.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Quarterly Period Ended December 31, 2023

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

We have identified future partners from strategic cities in China to help us expand to the Chinese market for our wellness services in the major cities of China, including Guangzhou, Shenzhen, Fujian, Sichuan, Beijing, and Shanghai for fiscal year 2024, though these plans are subject to the uncertainties related to the coronavirus pandemic and are currently on hold.

Results of Operations

Comparison of the quarter ended December 31, 2023, to the quarter ended December 31, 2022

Revenue

For the six months ended December 31, 2023, we had revenue of US$162,210, compared to the six months ended December 31, 2022, with revenue of US$167,657, or a decrease of US$5,447. There are not many changes compared to the previous year’s results as the business operation hours are the same as the previous year’s.

Payroll and employee related expense

For the six months ended December 31, 2023, our payroll and employee related expenses were US$54,186, compared to the six months ended December 31, 2022, with expenses of US$45,934, or an increase of US$8,252. The payroll and employee related expenses include superannuation contributions and employee membership fees. Hiring costs and staff amenities were also higher in 2023. The headcount fluctuated between weeks as due to higher customer demand, the Company would occasionally hire temporary staffers to fill needed roles.

Amortization Right-of-Use Asset

For the six months ended December 31, 2023, the amortization right-of-use assets increased by US$1,192 to US$31,150, compared to the six months ended December 31, 2022, with an increase of US$29,958. This increase was due to foreign exchange translation.

General and Administrative Expenses

For the six months ended December 31, 2023, general and administrative expenses increased from US$30,438 to US$40,592, compared to the six months ended December 31, 2022, with an increase of US$10,154. The increase in expenses resulted from consultant fees charged for customer surveys and staff training amounting to US$26,317. Staff training conducted when new part time staff join.

Operating Expenses

For the six months ended December 31, 2023, our operating expenses were US$125,928, compared to the six months ended December 31, 2022, with operating expenses of US$106,330. The increase in operating expenses resulted from consultant fees charged for customer surveys and staff training amounting to US$26,317.

Net Income

For the six months ended December 31, 2023, we had net income after income tax of US$33,645, compared to the six months ended December 31, 2022, with net income after tax of US$64,589. The increase in general and administrative expenses and reduction in other income affected our profit during the six months ended December 31, 2023.

Liquidity and Capital Resources

On December 31, 2023, we had net current liabilities of US$43,626 (June 30, 2023 net current liabilities of US$76,323) and accumulated losses of US$159,641 (June 30, 2023 accumulated losses US$193,286), and of that date, the Group had shown a capital deficiency of US$9,296 (June 30, 2023 capital deficiency of US$45,092). We reported an after-tax profit of US$33,645 for the six months ended December 31, 2023 (December 31, 2022 after tax profit was US$64,589).

The Group has received a Letter of Support from Xin Jin, in which he offers to provide continuing financial support to Sanyi Group to enable it to cover its liabilities as and when they become due and payable for a period of not less than twelve (12) months from the date of the financial statements. The loan of $16,439 as of December 31, 2023, to Sanyi Group, will not be required to be paid without giving at least thirteen (13) months’ notice.

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

Basic and Diluted Net Income Per Share

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

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the six-month period ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of December 31, 2023, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, our management assessed the effectiveness of our internal control over the financial reporting as of December 31, 2023, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, and continue to be ineffective, due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

With the exception of commencing the process of implementing the foregoing steps to resolve the weaknesses in our internal controls, there have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2023.

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

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended June 30, 2023, and filed with the SEC on October 16, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arem Pacific Corporation

Date:	February 9, 2024	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 9, 2024	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

