Form 10-Q
period 2024-03-31
Arem Pacific Corp
filed 2024-05-16
CIK 1435812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.000001 par value per share	373,950,544 shares
Class	Outstanding as of May 14, 2024

REFERENCES

In this Quarterly Report for the quarter ended March 31, 2024 (the “Quarterly Report”), references to the “Registrant,” “Arem Pacific Corporation,” “Arem,” the “Company,” “we,” “our,” “us” and words of similar import, refer to Arem Pacific Corporation, a Delaware corporation, which is the Registrant, and our wholly-owned subsidiaries, Arem Pacific Corporation, an Arizona corporation (“Arem Pacific Arizona”), formed on July 11, 2007; and Sanyi Group Pty. Ltd., an entity organized on September 28, 2005, under the Corporations Act of 2001 of Australia (“Sanyi Group”).

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

2

Arem Pacific Corporation

FORM 10-Q

March 31, 2024

PART I - FINANCIAL STATEMENTS

March 31, 2024

Arem Pacific Corporation

Condensed Consolidated Balance Sheets

		As of March 31, 2024	As of June 30, 2023
	Note	(Unaudited)	(Audited)
		US$	US$
Assets
Cash and cash equivalents	4	46,705	43,394
Other assets	5	19,694	19,988
Other receivables	6	42,086	13,685
Total current assets		108,485	77,067

Property, plant and equipment, net of accumulated depreciation	7	—	—
Right-of-use assets, net of accumulated amortization	8	130,407	182,744
Total non-current asset		130,407	182,744
Total assets		238,892	259,811

Liabilities and Stockholders’ Equity
Liabilities
Accrued and other liabilities	9	77,551	80,486
Borrowings	10	28,762	9,303
Lease liabilities	8	59,733	63,601
Total current liabilities		166,046	153,390

Lease liabilities	8	94,237	151,513
Total non-current liability		94,237	151,513
Total liabilities		260,283	304,903

Deficit
Common stock, $0.000001 par value, 500,000,000 shares authorized, 373,950,544 shares issued and outstanding as of March 31, 2024, and June 30, 2023, respectively		356	356
Additional paid in capital		157,150	157,150
Other comprehensive loss	11	(9,443)	(9,312)
Accumulated losses		(169,454)	(193,286)
Total Stockholders’ (Deficit)		(21,391)	(45,092)
Total liabilities and Stockholders’ (Deficit)		238,892	259,811

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

		For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	Note	2024	2023	2024	2023
		US$	US$	US$	US$
Revenue		77,278	95,111	239,488	262,768

Operating expenses
Payroll and employee related expense		33,416	24,485	87,602	70,419
Amortization on right-of-use assets		16,667	15,291	47,817	45,249
General and administrative expenses		35,495	169,268	76,087	199,706
Total operating expenses		85,578	209,044	211,506	315,374

(Loss)/income from operations		(8,300)	(113,933)	27,982	(52,606)

Interest expenses		(1,521)	(2,127)	(4,942)	(6,675)
Other income		—	—	—	7,722
Interest income		8	7	792	95
Total other (expenses)/income		(1,513)	(2,120)	(4,150)	1,142

(Loss)/income from continuing operations before income tax expenses		(9,813)	(116,053)	23,832	(51,464)
Income tax expense	12	—	(21,950)	—	(21,950)
Net (loss)/income after income tax expense for the period		(9,813)	(138,003)	23,832	(73,414)

Other comprehensive (loss)/income
Exchange differences arising on translation of foreign operations		(2,282)	1,211	(131)	708
Other comprehensive (loss)/income		(2,282)	1,211	(131)	708

Total comprehensive (loss)/income for the period		(12,095)	(136,792)	23,701	(72,706)

Net (loss)/income per share
Basic and diluted		0.00003234	0.00036580	0.00006338	0.00019443
Weighted average number of common stock outstanding
Basic and diluted		373,950,544	373,950,544	373,950,544	373,950,544

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Earnings/(Loss)	Accumulated Losses	Total Deficit
		US$	US$	US$	US$	US$
Balance as of June 30, 2023	373,950,544	356	157,150	(9,312)	(193,286)	(45,092)
Profit after income tax expense for the period	—	—	—	—	23,832	23,832
Other comprehensive loss	—	—	—	(131)	—	(131)
Total comprehensive income for the period	—	—	—	(131	23,832	23,701
Balance as of March 31, 2024	373,950,544	356	157,150	(9,443)	(169,454)	(21,391)

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2024	2023
	US$	US$

Cash flows from operating activities:
Net income/(loss)	23,832	(73,414)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	47,817	45,249
Net changes in operating assets and liabilities
Increase in receivables	(28,107)	(16,908)
(Decrease)/increase in accrued and other liabilities	(2,935)	26,136
Increase/(decrease) in borrowings	19,459	(445)
Repayment of lease liabilities	(61,144)	(62,659)
Net cash (used in) / generated by operating activities	(1,078)	(81,843)
Cash flows from financing activity
Net cash used in financing activity	(61,144)	(69,334)
Net decrease in cash and cash equivalents	(1,078)	(81,942)
Cash and cash equivalents at the beginning of period	43,394	116,963
Exchange difference on translation of foreign operations	4,389	6,921
Cash and cash equivalents at the end of period	46,705	41,843

Supplemental cash flow information
Interest income	792	95
Supplemental non-cash flows information
Lease liability arising from obtaining right-of-use asset	4,942	6,675

See accompanying notes to unaudited condensed consolidated financial statements.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2023, to March 31, 2024

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

1.3         Going Concern Basis

These consolidated financial statements have been prepared on a going concern basis, which assumes the Group will continue its operations in the foreseeable future and that the Group will be able to realize its assets and discharge its liabilities in the normal course of operations. The Group incurred net loss of US$9,813 during the quarter ended March 31, 2024. And, as of that day, the Group had net current liabilities of US$57,561 and a negative net stockholders’ deficit of US$21,391.

The Group believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	As at March 31, 2024, US$28,762 of the borrowings was owed to Xin Jin, a significant shareholder and an officer of the Company and the sole Director of the Company.

(ii)	The Company has received a Letter of Support from Xin Jin, in which he offers to provide continuing financial support to Sanyi Group to enable it to meet its liabilities as and when they become due and payable for a period of not less than twelve (12) months from the date of the financial statements. The loan of $28,762 as of March 31, 2024 to Sanyi Group, will not be called upon without giving at least thirteen (13) months’ notice.

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

For The Period Ended From June 30, 2023, to March 31, 2024

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

1.7        Other Receivable

Other receivables represent amounts that the Group has paid in advance of receiving benefits or services. Other receivables include tax recoverable from the Australian Taxation Office and prepayments. Prepayments are recognized as an expense over the general contractual period.

1.8         Property, plant and Equipment

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

For The Period Ended From June 30, 2023, to March 31, 2024

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

For The Period Ended From June 30, 2023, to March 31, 2024

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

For The Period Ended From June 30, 2023, to March 31, 2024

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

For The Period Ended From June 30, 2023, to March 31, 2024

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

4.      Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the condensed consolidated statement of cash flows is reconciled to items in the balance sheets as follows:

	March 31, 2024	June 30, 2023
	US$	US$

Cash at bank	23,366	23,614
Petty Cash	23,339	19,780
	46,705	43,394

5.      Other Assets

	March 31, 2024	June 30, 2023
	US$	US$

Current
Deposits paid	19,694	19,988

6.      Other Receivables

	March 31, 2024	June 30, 2023
	US$	US$

Current
Refundable from the Australian Taxation Office	34,573	7,626
Other receivables	7,513	6,059
	42,086	13,685

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2023, to March 31, 2024

7.      Plant and Equipment

	Furniture and fittings	Office equipment	Computers	Motor Vehicles	Plant and equipment	Lease Improvements	Total
At cost
Balance as of June 30, 2023	32,686	584	9,107	31,803	13,056	72,112	159,348
Effect of foreign currency exchange difference	(483)	(9)	(135)	(470)	(193)	(1,066)	(2,356)
Balance as of March 31, 2024	32,203	575	8,972	31,333	12,863	71,046	156,992

Accumulated depreciation
Balance as of June 30, 2023	32,686	584	9,107	31,803	13,056	72,112	159,348
Effect of foreign currency exchange difference	(483)	(9)	(135)	(470)	(193)	(1,066)	(2,356)
Balance as of March 31, 2024	32,203	575	8,972	31,333	12,863	71,046	156,992

Net book value
As of June 30, 2023	—	—	—	—	—	—	—
As of March 31, 2024	—	—	—	—	—	—	—

8.      LEASES

Company as a lessee

The Group has lease contract for land and building. The Group’s obligations under these leases are secured by the lessor’s title to the leased assets. The Group is restricted from assigning and subleasing the leased assets.

(a)	Right-of-use assets

Shop lot
US$
Cost
Balance as of June 30, 2023	429,596
Effect of foreign currency exchange difference	(4,520)
Balance as of March 31, 2024	425,076

Accumulated amortization
Balance as of June 30, 2023	246,852
Amortization	47,817
Balance as of March 31, 2024	294,669

Net carrying amount
As of June 30, 2023	182,744
As of March 31, 2024	130,407

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2023, to March 31, 2024

8.      LEASES (Continued)

(b)	Lease liabilities

The carrying amounts of lease liabilities is as follows:

	March 31, 2024	June 30, 2023
	US$	US$
Current
Lease liabilities	59,733	63,601

Non-Current
Lease liabilities	94,237	151,513
	153,970	215,114

9.      Accrued and Other Liabilities

	March 31, 2024	June 30, 2023
	US$	US$
Current
Payroll liabilities	3,828	5,694
Other payables	73,723	74,792
	77,551	80,486

The other payables represent GST, audit fees and professional fees. The other payables are non-interest bearing and are normally settled within 30 to 60 days term.

10.      Borrowings

	March 31, 2024	June 30, 2023
	US$	US$
Loan from related party
Current
Balance as of June 30, 2023	9,303	9,625
Advance/(Repayment)	19,596	41
Effect of foreign currency exchange difference	(137)	(363)
Balance as of March 31, 2024	28,762	9,303

The loan balance above is an unsecured loan from Xin Jin, a significant shareholder and an officer of the Group and its sole Director. The loan is non-trade in nature, non-interest bearing and repayable on demand.

11.      Share capital

	March 31, 2024	June 30, 2023
	US$	US$
Issued and fully paid ordinary shares:
At beginning / end of period / year	356	356

The holders of ordinary shares are entitled to receive dividends as and when declared by the Group. All ordinary shares carry one vote per share without restrictions. The ordinary shares have no par value.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2023, to March 31, 2024

12.      Other Comprehensive Loss

	March 31, 2024	June 30, 2023
	US$	US$

Foreign currency translation reserve	(9,443)	(9,312)

13.      Income Tax Expense

	March 31, 2024	March 31, 2023
	US$	US$
(a) The components of tax (expense)/income comprise:
Current tax
- Australia	—	21,950
- US	—	—
Total	—	21,950

(b) The following is a reconciliation of the Group’s total income tax expense to the income before income taxes for the period/years ended:
Profit/(loss) from continuing operations before income tax expense:	23,832	(51,464)
Income tax expense at statutory rate	7,150	(34,816)
Under provision for income tax in prior year	—	37,389
Recoupment of prior year tax losses at previously brought to account	(7,150)	—
Consolidated income tax expense	—	21,950

14.      Capital Commitments

There was no capital expenditure as of March 31, 2024.

15.      Contingencies

From time to time, the Group is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Group is a party for which management believes the ultimate outcome would have a material adverse effect on the Group’s financial position.

16.      Related Party Transactions

(a)	Parent entity

The ultimate parent entity which exercises control over the Group is Arem Pacific Corporation.

(b)	Subsidiary

Sanyi Group is a wholly-owned subsidiary of the Company and is incorporated in Australia.

(c)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	March 31, 2024	June 30, 2023
	US$	US$
Loan from related party	28,762	9,303

The loan balance above is an unsecured loan from Xin Jin, a significant shareholder and the CEO, CFO and the sole director of the Group. The loan is non-trade, non-interest bearing and repayable on demand.

Arem Pacific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For The Period Ended From June 30, 2023, to March 31, 2024

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

Results of Operations

Comparison of the quarter ended March 31, 2024, to the quarter ended March 31, 2023

Revenue

For the three months ended March 31, 2024, we had revenue of US$77,278, compared to the three months ended March 31, 2023, of US$95,111, or a decrease of US$17,833. The revenue in March'23 was attributed to the travel market's recovery from COVID-19, resulting in a surge in travel activities. However, in March'24, the economic going down because the interest going up, it caused the number of travelers was reduce compared to Marchh'23. Further, the customer shorten the massage time. Hence, the revenue was decreased.

Payroll and employee related expense

For the three months ended March 31, 2024, our payroll and employee related expense was US$33,416, compared to the three months ended March 31, 2022, of US$24,485, or an increase of US$8,931, this was due to the increase of headcount of staff. The payroll and employee related expense including superannuation contribution, employee membership fees, labour hiring costs and staff amenities.

Amortization Right-of-Use Assets

For the three months ended March 31, 2024, the amortization right-of-use assets increased by US$1,376 to US$16,667, compared to the three months ended March 31, 2023, of US$15,291. This increase was due to foreign exchange translation.

General and Administrative Expenses

For the three months ended March 31, 2024, general and administrative expense decreased by US$133,773 to US$35,495, compared to the three months ended March 31, 2023, of US$169,268. The higher expense for March 31, 2023, resulted from the professional compliance cost on filling the Form 10K for the fiscal years ended June 30, 2022, 2021, and 2020, it also including the quarter result over the period from 1 July, 2019 to 31 March, 2023.

Operating Expenses

For the three months ended March 31, 2024, our operating expenses were US$85,578, compared to the three months ended March 31, 2022, of US$209,044. Operating expenses consisted of payroll and employee related expenses, depreciation on right-of-use assets, and general and administrative expenses. The decrease was primarily a result high professional compliance cost in last year on filling the Form 10K for the fiscal years ended June 30, 2023, 2021, and 2020, it also including the quarter result over the period from 1 July, 2019 to 30 March, 2023.

Net Income

For the three months ended March 31, 2024, we had a net loss after income tax of US$9,813, compared to the three months ended March 31, 2022, of net loss US$138,003. The increase in professional compliance cost was badly impact our profit during the three months ended March 31, 2023.

Liquidity and Capital Resources

On March 31, 2024, we had net current liabilities of US$57,561 (June 30, 2023 net current liabilities of US$76,323) and accumulated losses of US$169,454 (June 30, 2023 accumulated losses US$193,286), and of that date, the Group had shown a capital deficiency of US$21,391 (June 30, 2023 capital deficiency of US$45,092). We reported an after-tax profit of US$23,832 for the nine months ended March 31, 2024 (March 31, 2023 after tax loss was US$73,414).

The Group has received a Letter of Support from Xin Jin, in which he offers to provide continuing financial support to Sanyi Group to enable it to cover its liabilities as and when they become due and payable for a period of not less than twelve (12) months from the date of the financial statements. The loan of $28,762 as of March 31, 2024, to Sanyi Group, will not be required to be paid without giving at least thirteen (13) months’ notice.

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

In September 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The Board is issuing the amendments in this Update to enhance the transparency and decision usefulness of income tax disclosures. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. While investors find these disclosures helpful, they suggested possible enhancements to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The Board decided that the amendments should be effective for public business entities for annual periods beginning after December 15, 2024.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the nine-month period ended March 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2024, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, our management assessed the effectiveness of our internal control over the financial reporting as of March 31, 2024, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2024, and continue to be ineffective, due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

With the exception of commencing the process of implementing the foregoing steps to resolve the weaknesses in our internal controls, there have been no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2024.

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

Further, our business operations could be further impacted by the current world health crisis related to the Covid-19 pandemic. See the caption “COVID-19 PANDEMIC” at the forepart of our referenced and Hyperlinked Annual Report for the fiscal year ended June 30, 2023, for additional information about the Covid-19 pandemic, including the world-wide declaration of the Covid-19 pandemic by the World Health Organisation (“WHO”), and current information about the pandemic restrictions in Australia and China.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None; not applicable.

(This space intentionally left blank)

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3(i)	Restated Certificate of Incorporation	Filed with our Annual Report for the year ended June 30, 2023 filed on November 21, 2022, and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with our Annual Report for the year ended June 30, 2023 filed on November 21, 2022, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended June 30, 2023, and filed with the SEC on November 21, 2022.

(Signature Page Follows)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arem Pacific Corporation

Date:	May 15, 2024	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 15, 2024	By:	/s/ Xin Jin
Xin Jin
President, Chief Financial Officer and Sole Director

